Form 10-Q
period 2011-09-30
GLOBAL GREEN INC.
filed 2011-11-10
CIK 1522724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)
 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2011

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                       Commission file number: 333-174853

                               GLOBAL GREEN, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

         Florida                                    20-1515998
         -------                                    ----------
(State of Incorporation)                       (IRS Employer ID Number)

             2820 Remington Green Circle, Tallahassee, Florida 32308
             -------------------------------------------------------
                    (Address of principal executive offices)

                                  850-597-7906
                                  ------------
                         (Registrant's Telephone number)


            (Former Address and phone of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No []

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X] (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November __, 2011 there were 745,761,432 shares of the registrant's common stock issued and outstanding.




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                  Page
                                                                                                 ----

         Balance Sheets - September 30, 2011 and December 31, 2010 (Audited)                     1

         Statements of Operations  -
                  Three and Nine months ended September 30, 2011 and 2010 and
                  From Inception (July 12, 2004) to September 30, 2011                           2 - 3

         Statements of Changes in Shareholders' Deficit -
                   From Inception (July 12, 2004) to September 30, 2011                          4

         Statements of Cash Flows -
                  Nine months ended September 30, 2011 and 2010 and
                  From Inception (July 12, 2004) to September 30, 2011                           5

         Notes to the Financial Statements                                                       6

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              14
                  - Not Applicable

Item 4. Controls and Procedures                                                                  14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                       15

Item 1A.  Risk Factors -  Not Applicable                                                         15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                             15
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                        15

Item 4.  Removed and Reserved                                                                    15

Item 5.  Other Information - Not Applicable                                                      15

Item 6.  Exhibits                                                                                15

SIGNATURES                                                                                       16

                                     PART I

ITEM 1. FINANCIAL STATEMENTS



                               GLOBAL GREEN, INC.
                          (A Development Stge Company)
                           Consolidated Balance Sheet
                               September 30, 2011


                                                                            September 30, 2011       December 31, 2010
                                                                                (Unaudited)
                                                                          ----------------------  ----------------------
ASSETS
Current assets
Cash and cash equivalents                                                             $ 124,066                     $ -

Intangible asset, net                                                                     6,551                   6,803
                                                                          ----------------------  ----------------------
Total assets                                                                    $       130,617                $ 6,803
                                                                          ----------------------  ----------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued expenses                                                                        $ 5,000                     $ -
Due to shareholders                                                                         500                   5,500
                                                                          ----------------------  ----------------------
Total liabilities                                                                         5,500                   5,500
                                                                          ----------------------  ----------------------
Shareholders' equity:
Preferred stock; no par value; 100,000,000                                                    -                       -
      shares authorized; no shares outstanding at
      September 30, 2011 or December 31, 2010
Common stock; $.00001 par value; 3,000,000,000                                            7,458                   7,345
      shares   authorized;   745,761,432  and  734,513,814
      shares  issued  and outstanding at September 30, 2011
      and December 31, 2010, respectively
Additional paid in capital                                                              285,573                    (314)
Deficit accumulated during the development stage                                       (167,914)                 (5,728)
                                                                          ----------------------  ----------------------
       Total shareholders' equity                                                       125,117                   1,303
                                                                          ----------------------  ----------------------
Total liabilities and shareholders' equity                                      $       130,617                $  6,803
                                                                          ----------------------  ----------------------


                 See accompanying Notes to Financial Statements



                               GLOBAL GREEN, INC.
                         (A Development Stage Company)
                      Consolidated Statement of Operations
             For the Three Months Ended September 30, 2011 and 2010
                                  (Unaudited)


                                                                          Three Months Ended     Three Months Ended
                                                                          September 30, 2011     September 30, 2010
                                                                       ---------------------    ---------------------


REVENUES                                                                        $         -                      $ -
                                                                       ---------------------    ---------------------
OPERATING EXPENSES
   Testing for U.S. Department of                                                         -                        -
       Agriculture's approval
   Professional fees                                                                  7,453                        -
   Stock transfer agent fees                                                            315                        -
   General and administrative                                                           195                        -
   Consulting fees                                                                        -                        -
   Amortization                                                                          84                        -
                                                                       ---------------------    ---------------------
        Total operating expenses                                                      8,047                        -
                                                                       ---------------------    ---------------------
NET LOSS                                                                           $ (8,047)             $         -
                                                                       ---------------------    ---------------------
 Net loss per share applicable to common                                            $ (0.00)                  $ 0.00
   stockholders-- basic and diluted
                                                                       ---------------------    ---------------------
 Weighted average number of shares                                              745,761,432               51,415,967
   outstanding - basic and diluted
                                                                       ---------------------    ---------------------

                 See accompanying NOtes to Financial Statements



                               GLOBAL GREEN, INC.
                         (A Development Stage Company)
                      Consolidated Statement of Operations
             For the Nine MOnths Ended September 30, 2011 and 2010,
      and the Period from Inception (July 12, 2004) to September 30, 2011
                                  (Unaudited)




                                                           Nine Months Ended       Nine Months Ended       Inception to
                                                          September 30, 2011      September 30, 2010    September 30, 2011
                                                        --------------------    --------------------    -------------------


REVENUES                                                        $         -                     $ -                    $ -
                                                        --------------------    --------------------    -------------------
OPERATING EXPENSES
   Testing for U.S. Department of                                   137,800                       -                137,800
       Agriculture's approval
   Professional fees                                                 21,472                       -                 26,472
   General and administrative                                         1,692                       -                  1,692
   Stock transfer agent fees                                            946                       -                  1,446
   Consulting fees                                                        -                     200                    200
   Amortization                                                         252                       -                    280
   Bank fees                                                             24                       -                     24
                                                        --------------------    --------------------    -------------------
        Total operating expenses                                    162,186                     200                167,914
                                                        --------------------    --------------------    -------------------
NET LOSS                                                         $ (162,186)                 $ (200)            $ (167,914)
                                                        --------------------    --------------------    -------------------
 Net loss per share applicable to common                            $ (0.00)                $ (0.00)
   stockholders-- basic and diluted
                                                        --------------------    --------------------
 Weighted average number of shares                              742,897,647              29,683,593
   outstanding - basic and diluted
                                                        --------------------    --------------------

                 See accompanying Notes to Financial Statements



                               GLOBAL GREEN, INC.
                         (A Development Stage Company)
                 Consolidated Statement of Shareholders' Equity
       For the Period from Inception (July 12, 2004) to September 30, 2011



                                                                                           Deficit
                                                                                          Accumulated
                                                                                          During the       Total
                                               Common         Common       Additional     Development   Shareholders'
                                               Shares         Stock       Paid in Capital   Stage          Equity
                                            -------------   -----------   -------------  -------------  -------------

INCEPTION, July 12, 2004                               -           $ -             $ -            $ -            $ -

   Share issuance, September 2004              3,141,597           314            (314)             -              -
                                            -------------   -----------   -------------  -------------  -------------
BALANCE, December 31, 2004                     3,141,597           314            (314)             -              -
                                            -------------   -----------   -------------  -------------  -------------
BALANCE, December 31, 2005                     3,141,597           314            (314)             -              -
                                            -------------   -----------   -------------  -------------  -------------
BALANCE, December 31, 2006                     3,141,597           314            (314)             -              -
                                            -------------   -----------   -------------  -------------  -------------
BALANCE, December 31, 2007                     3,141,597           314            (314)             -              -
                                            -------------   -----------   -------------  -------------  -------------
BALANCE, December 31, 2008                     3,141,597           314            (314)             -              -
                                            -------------   -----------   -------------  -------------  -------------
BALANCE, December 31, 2009                     3,141,597           314            (314)             -              -

   Recapitalization due to 10 to 1
      stock split28,                             274,370             -               -              -              -
   Stock based compensation                   20,000,000           200               -              -            200
   Share issuance                            683,097,847         6,831               -              -          6,831

Net loss                                               -             -               -         (5,728)        (5,728)
                                            -------------   -----------   -------------  -------------  -------------
BALANCE, December 31, 2010                   734,513,814         7,345            (314)        (5,728)         1,303

   Share issuance, March 2011                 11,247,618           113         285,887              -        286,000

Net loss                                               -             -               -       (162,186)      (162,186)
                                            -------------   -----------   -------------  -------------  -------------
BALANCE, September 30, 2011                  745,761,432       $ 7,458       $ 285,573     $ (167,914)     $ 125,117
                                            -------------   -----------   -------------  -------------  -------------




                See accompanying Notes to Financial Statements.


                               GLOBAL GREEN, INC.
                         (A Development Stage Company)
                            Statement of Cash Flows
             For the Nine MOnths Ended September 30, 2011 and 2010,
       and the period fro Inception (July 12, 2004) to September 30, 2011





                                                             Nine Months Ended      Nine Months Ended       Inception to
                                                            September 30, 2011      September 30, 2010   September 30, 2011
                                                          --------------------    -------------------    --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $      (162,186)               $ (200)              $ (167,914)
  Adjustments to reconcile net loss to net cash
    from operating activities:
Amortization                                                              252                      -                     280
Stock based compensation                                                    -                    200                     200
Accrued expenses
Change in assets and liabilities:
Accrued expenses                                                        5,000                      -                   5,000
Due to shareholders                                                    (5,000)                     -                     500
                                                          --------------------    -------------------    --------------------
Net cash from operating activities                                   (161,934)                     -                (161,934)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from share issuance                                        286,000                      -                 286,000
                                                          --------------------    -------------------    --------------------
NET CHANGE IN CASH                                                    124,066                      -                 124,066
CASH, beginning of period                                                   -                      -                       -
                                                          --------------------    -------------------    --------------------
CASH, end of period                                                 $ 124,066                    $ -               $ 124,066
                                                          --------------------    -------------------    --------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
    Common stock issued for acquisition of
Global Green International, Inc.                                $       6,831                    $ -                 $ 6,831
                                                          --------------------    -------------------    --------------------



                 See accompanying Notes to Financial Statements

                               GLOBAL GREEN, INC.
                 Notes to the cnsolidated Financial Statements

NOTE 1   Nature of organization

               Global Green, Inc. (the "Company") is a Florida Corporation incorporated on July 12, 2004 as a wholly owned subsidiary of Global Assets & Services, Inc. In September 2004, the Company was spun out into a separate legal entity. The Company changed its name from The Global Tech Assets, Inc. to Global Green, Inc. in April 2010 and its fiscal period end is December 31.

               The Company is in the development stage. The principal activities during the development stage include organizing the corporate structure, implementing the Company's business plan and raising capital. Although the Company was formed in 2004, it did not have any operating activities until 2010.

               Under the Share Exchange Agreement executed, on November 29, 2010, between the Company and Nutritional Health Institute, LLC ("NHIL"), the Company acquired 100% of the issued and outstanding stock of Global Green International, Inc. ("GGII"), a wholly owned subsidiary of NHIL. At the same time, the Company issued approximately 683 million shares of its common stock, representing 93% of the ownership of the Company, to NHIL. After the above mentioned acquisition as per the Share Exchange Agreement, the Company has become a majority-owned subsidiary of NHIL. As the effective control over GGII did not change, in accordance with Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") 805 Business Combinations, GGII is consolidated at its book value (See Note
               4). Prior to November 2010, CGII had no assets or operations, so there is no impact to the historical financial statements.

               GGII, a wholly-owned subsidiary of the Company, has been granted the exclusive worldwide rights (the "Licensing Agreement") to manufacture, distribute, market and sell a Salmonella and Antigen vaccine (the "Vaccine"). The Licensing Agreement was executed between NHIL and GGII before the Company acquired the 100% ownership of GGII and is the only asset of CGII.

               In February 2011, the Vaccine has been entered into the final phase of becoming a United States Department of Agriculture
               ("USDA") approved vaccine for the in ovo vaccination of chicken eggs to provide immunity against Salmonella bacteria. In May 2011, the United States Patent and Trademark Office granted a patent for the method and composition in the Vaccine.


NOTE 2   going concern

               These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. As of September 30, 2011 the Company has incurred net losses of $167,914 since inception (July 12, 2004).

               Management's  plans include  raising  capital  through the equity markets to fund operations and eventually, the generating of revenue through its business; however, there can be no assurance that the Company will be successful in such activities. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3   summary of significant accounting policies

               Basis of Presentation
               The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") on the accrual basis of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary in order to make the financial statements not misleading.

               Use of Estimates
               The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the financial statements. The significant accounting policies, estimates and related judgments underlying the Company's financial statements are summarized below. In applying these policies, management makes subjective judgments that frequently require estimates about matters that are inherently uncertain.

               Cash and Cash Equivalents
               The Company considers all investments with a maturity date of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2011 or December 31, 2010.

               Revenue Recognition
               The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and FASB ASC 605-15-25, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues from inception to September 30, 2011.

               Earnings Per Share
               The Company has adopted ASC 260-10-50, Earnings Per Share, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at September 30, 2011 or September 30, 2010.

               Income Taxes
               Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Additionally, the recognition of future tax benefits, such as net operating loss carryforwards, is required to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

               In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company's assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

               The Company files income tax returns in the United States and Florida, which are subject to examination by the tax authorities in these jurisdictions. Generally, the statute of limitations related to the Company's federal and state income tax return is three years. The state impact of any federal changes for prior years remains subject to examination for a period up to five years after formal notification to the states.

               Management has evaluated tax positions in accordance with FASB ASC 740, Income Taxes, and has not identified any significant tax positions, other than those disclosed.

               Subsequent Events
               In accordance with FASB ASC 855, Subsequent Events, the Company evaluated subsequent events through November 10, 2011, the date the Company's quarterly report on Form 10-Q was ready to issue.


NOTE 4   Intangible Asset

               The Company accounts for its intangible asset in accordance FASB ASC 350 Intangibles--Goodwill and Other. The intangible asset consists of the Licensing Agreement and is carried at an allocated cost, less accumulated amortization. The Licensing Agreement was executed on November 29, 2010 between NHIL and GGII, before the Company acquired the 100% ownership of GGII as described in Note 1. The provisions in the License Agreement include the Company's responsibilities to protect the Vaccine information and to assume financial responsibilities for the acquisition of USDA approval of the Vaccine. The License Agreement has no expiration date, but is being amortized over the 20 year legal life of the related patent. As the effective control over GGII did not change after acquisition by the Company, in accordance with FASB ASC 805, Business Combinations, the License Agreement is consolidated at the book value.

               Components of intangible assets at the periods ended are as follows:

                                          September 30,
                                              2011               December 31,
                                           (unaudited)            2010
                                           ----------           -----------
                License agreement          $ 6,831               $ 6,831
                Accumulated amortization      (280)                  (28)
                                           --------              --------
                                           $ 6,551               $ 6,803
                                           ========              ========

NOTE 5        Taxes

               The difference between income tax expense computed by applying the statutory federal income tax rate to earnings before taxes for the periods ended are as follows:

                                                      For the Nine
                                                      Months Ended  For the Year
                                                      September 30,  Ended
                                                         2011       December 31,
                                                       (unaudited)    2010
                                                       -----------  ------------

        Pretax loss at federa statutory rate          $ (55,143)   $ (1,948)
        State income benefit, net of federal benefit     (5,839)       (205)
        Change in valuation allowance                    60,982       2,153
                                                        --------      ------
                                                      $       -    $      -
                                                        ========      ======


               At September 30, 2011 and December 31, 2010, a valuation allowance was established for the entire amount of the net deferred tax asset as the realization of the deferred tax asset is dependent on future taxable income.

               At September 30, 2011, the Company had net operating loss carryforwards for tax purposes of approximately $168,000, which will expire beginning in 2031, if not previously utilized.


Note 6        Equity

               In April 2010, the Company authorized the issuance of up to 100,000,000 shares of Preferred Stock at no par value. As of September 30, 2011 and December 31, 2010, no shares are issued or outstanding.

               In May 2010, the Company had a 10-to-1 stock forward split, changing its par value from $.0001 per share to $.00001 per share. Right after the said stock split, the Company issued 20,000,000 shares of its common stock to certain shareholders for services rendered valued at $200. This is recorded as a non-cash expense in the accompanying statement of operations.

               On March 21, 2011, the Company completed a private placement of common stock to accredited investors and raised $286,000 of working capital.


NOTE 7        RELAted party transactions And commitments

               During the period ending December 31, 2010, shareholders of the Company paid expenses totaling $5,500 for attorney and stock transfer fees which are included in Due to Shareholders on the accompanying balance sheet. At September 30, 2011 and December 31, 2010, the amounts due to related parties were $500 and $5,500, respectively.

               Through its wholly-owned subsidiary, GGII, the Company has exclusive rights to the Licensing Agreement with NHIL, the
               Company's   majority   shareholder.   In  accordance   with  this
               agreement, GGII assumes the financial responsibility for the acquisition and maintenance of all patents, as well as USDA's approval of the Vaccine.

  NOTE 8   Contingencies

               During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines than an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of the date of this filing, the Company is not aware of any contingent liabilities that should be reflected in the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2010, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

PLAN OF OPERATIONS
------------------
We had no operations prior to January 2009 and we did not have any revenues during the fiscal year ended December 31, 2010. We did not recognize any income in the year ended December 31, 2009. We have minimal capital, minimal cash, and only our intangible assets consist of our patents and patent applications, business plan, relationships and contacts. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.



MILESTONES

------------------------------------- -- ------------------------------------------------------------------------
          4th Quarter 2011               -        End Final USDA Model Trials for Large Scale Efficacy Testing.
                                         -        Initiate Vaccine Manufacturing Setup for Final Efficacy
                                                  Testing.
------------------------------------- -- ------------------------------------------------------------------------

------------------------------------- -- ------------------------------------------------------------------------
          1st Quarter 2012               -        Manufacturing Vaccine batch for Final Efficacy Testing.
                                         -        Proceeding to the Final Efficacy Testing filed with USDA
                                                  according to Model test for USDA approval.
                                         -        Initiate Marketing Development.
------------------------------------- -- ------------------------------------------------------------------------


Our Budget for operations in next year is as follows:


The Vaccine- Final Testing for USDA Approval

Final Testing for USDA approval                                     $415,000
Manufacturing Cost of the Vaccine                                   $750,000
Compensation for in-house doctors/scientist                         $150,000

Administration

Marketing/Fundraising                                               $350,000
Management                                                          $150,000
Legal and accounting                                                 $35,000
Office Overhead/Salaries                                             $45,000
                                                              ------------------
                                           TOTAL                  $1,895,000

We will need substantial additional capital to support our proposed future operations. We have no revenues. We have no committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales, and could fail in business as a result of these uncertainties.

RESULTS OF OPERATIONS
---------------------
For the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

During the three months ended September 30, 2011 and 2010, the Company did not recognize any revenues from it operational activities. Management does not anticipate recognizing any revenues from the sale of the Salmogenic vaccine, until the final approval of the USDA has been granted and that time the Company will be able to begin sales and marketing efforts.

During the three months ended September 30, 2011, the Company incurred operational expenses of $8,047. During the three months ended September 30, 2010, the Company did not incur any operational expenses. The increase of $8,047 was a result of the Company's work in filing it Registration Statement on Form S-1 with the Securities and Exchange Commission. Operational expenses during this period consisted mainly of $7,453 in professional fees, which include both legal and accounting fees.

During the three months ended September 30, 2011, the Company recognized a net loss of $8,047. During the three months ended September 30, 2010, the Company did not recognize a net loss or net income.

For the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

During the nine months ended September 30, 2011 and 2010, the Company did not recognize any revenues from its operational activities. Management does not anticipate recognizing any revenues from the sale of the Salmogenic vaccine, until the final approval of the USDA has been granted and at the time the Company will be able to begin sales and marketing efforts.

During the nine months ended September 30, 2011, the Company incurred operational expenses totaling $162,186 compared to $200 during the nine months ended September 30, 2010. The increase of $161,986 was primarily a result of the increase of $137,800 in the testing expenses connected the Phase 4 trials being performed as part of the USDA approval and the $21,472 increase in professional fees as a result of our efforts in filing of our registration statement on Form S-1.

During the nine months ended September 30, 2011, the Company incurred a net loss of ($162,186) compared to a net loss of ($200) for the nine months ended September 30, 2010. The increase of $161,986 was a result of the increase in operational expenses.

LIQUIDITY
---------
The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2010, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

At September 30, 2010, the Company had total current assets of $130,617, consisting solely of cash and total current liabilities of $5.500, consisting of $ 5,000 in accrued expenses and $500 due to shareholders. At September 30, 2011, the Company had working capital of $118,566.

During the nine months ended September 30, 2011, the Company used $161,934 in funds in it operational activities. During the nine months ended September 30, 2011, the Company recognized a net loss of ($162186) which was adjusted for $252 in amortization expense. During the nine months ended September 30, 2010, the Company did not use or received funds from its operational activities.

During the nine months ended the September 30, 2011, the Company received funds of $286,000 from its financing activities. During the nine months ended September 30, 2010, the Company did not use or receive funds from its financing activities.

During the nine months ended September 30, 2011, the Company sold 11,247,618 shares of common stock as part of a private placement at approximately $0.025 per share and received funds of $286,000.

Short Term

On a short-term basis, the Company has not generated any revenue or revenues sufficient to cover operations. For short term needs the Company will be dependent on receipt, if any, of offering proceeds.

Capital Resources

The Company has only common stock as its capital resource.

The Company has no material commitments for capital expenditures within the next year, however if operations are commenced, substantial capital will be needed to pay for participation, investigation, exploration, acquisition and working capital.

Need for Additional Financing

The Company does not have capital sufficient to meet its cash needs. The Company will have to seek loans or equity placements to cover such cash needs. Once manufacturing and sales efforts commence, its needs for additional financing is likely to increase substantially.

No commitments to provide additional funds have been made by the Company's management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover the Company's expenses as they may be incurred.

Significant Accounting Policies

Revenue Recognition
-------------------
 The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and FASB ASC 605-15-25, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues from inception to September 30, 2011.

 Earnings Per Share
------------------
 The Company has adopted ASC 260-10-50, Earnings Per Share, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at September 30, 2011 or September 30, 2010.


ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) and that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive/Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE.

ITEM 1A.  RISK FACTORS

            Not Applicable to Smaller Reporting Companies.

ITEM 2.  CHANGES IN SECURITIES

               NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               NONE.

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

               NONE.

ITEM 6.  EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-K.

     Exhibit 31.1 Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 32.1 Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

     Exhibit 101.INS  XBRL Instance Document

     Exhibit 101.SCH  XBRL Taxonomy Extension Schema Document (1)

     Exhibit 101.CAL  XBRL Taxonomy Extension Calculation Linkbase Document (1)

     Exhibit 101.DEF  XBRL Taxonomy Extension Definition Linkbase Document (1)

     Exhibit 101.LAB  XBRL Taxonomy Extension Label Linkbase Document (1)

     Exhibit 101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                     GLOBAL GREEN, INC.
                                                     (Registrant)



Dated:   November  10, 2011              By:  /s/Dr. Mehran P. Ghazivini
                                             -------------------------------
                                              Dr.  Mehran P. Ghazvini, DC
                                             (Principal Executive Officer,
                                              Chief Financial Officer
                                              and Principal Accounting  Officer)