Form 10-K
period 2011-12-31
GLOBAL GREEN INC.
filed 2012-03-30
CIK 1522724

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2011

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________ to _____________


                       Commission file number: 333-174859

                               GLOBAL GREEN, INC.
                               ------------------

             (Exact name of registrant as specified in its charter)


           Florida                                   20-1515998
-------------------------------                ---------------------
 State or other jurisdiction                        I.R.S. Employer
     of incorporation or                           Identification No.
         organization

                              2820 Remington Circle
                              Tallahassee, FL 32308
     ----------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code:

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class registered                           Name of each
                                                         exchange on which
                                                         registered
-------------------------------                        ---------------------
        Not Applicable                                   Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                  ------------
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|


Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
                                                                 Yes |_| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer [___] Accelerated filer [___]

Non-accelerated filer [___] Smaller reporting company [_X_]


Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates (81,044,375 shares) of the registrant as of March 27, 2012 was $0. The Company's common stock was listed for trading on the Over the Counter Market, at this time no shares of stock have traded and therefor the aggregate market value of the shares is calculated to be $0.

There were 745,761,432 shares outstanding of the registrant's Common Stock as of March 27, 2012.





                                TABLE OF CONTENTS

                                                   PART I

ITEM 1                  Business                                                                        1
ITEM 1 A.               Risk Factors                                                                    13
ITEM 1 B.               Unresolved Staff Comments                                                       23
ITEM 2                  Properties                                                                      23
ITEM 3                  Legal Proceedings                                                               23
ITEM 4                  Mine Safety Disclosures                                                         23

                                                  PART II

ITEM 5                  Market for Registrant's Common Equity, Related Stockholder Matters and          24
ITEM 6                  Selected Financial Data                                                         25
ITEM 7                  Management's Discussion and Analysis of Financial Condition and Results of      25
ITEM 7A                 Quantitative and Qualitative Disclosures About Market Risk                      29
ITEM 8                  Financial Statements and Supplementary Data                                     29
ITEM 9                  Changes in and Disagreements with Accountants on Accounting and Financial       30
ITEM 9A                 Controls and Procedures                                                         30
ITEM 9B                 Other Information                                                               30

                                                  PART III

ITEM 10                 Directors, Executive Officers, and Corporate Governance                         30
ITEM 11                 Executive Compensation                                                          32
ITEM 12                 Security Ownership of Certain Beneficial Owners and Management and Related      34
ITEM 13                 Certain Relationships and Related Transactions, and Director Independence       35
ITEM 14                 Principal Accounting Fees and Services                                          36

                                                  PART IV

ITEM 15                 Exhibits, Financial Statement Schedules                                         37
SIGNATURES                                                                                              38


                           FORWARD LOOKING STATEMENTS

This document includes forward-looking statements, including, without limitation, statements relating to Global Green, Inc. ("Global Green") plans, strategies, objectives, expectations, intentions and adequacy of resources. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause Global Green's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among others, the following: ability of Global Green's to implement its business strategy; ability to obtain additional financing; Global Green's limited operating history; unknown liabilities associated with future acquisitions; ability to manage growth; significant competition; ability to attract and retain talented employees; and future government regulations; and other factors described in this document or in other of Global Green's filings with the Securities and Exchange Commission. Global Green is under no obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under Item 1A "Risk Factors."


                                     PART I

ITEM 1.  BUSINESS
-------  --------

History

Global Green, Inc. (formerly Global Tech Assets, Inc.) ("We," "Us," "Our", "the Company") was initially incorporated on July 12, 2004, in the state of Florida, as a wholly-owned subsidiary, of Global Assets & Services, Inc., a public company. The Company was transferred all of the non-operating licenses held by Global Assets & Services, Inc. At that time, all of the outstanding stock of Global Tech Assets, Inc., 3,141,597 shares, was distributed to the shareholders of Global Assets & Services, Inc.

During 2002 and 2003, Global Asset & Services, Inc. was working to develop technology licensing agreements for such information systems, the use of an inorganic harding agent and its manufacturing process, a method of recovering of polystyrene waste materials and a use of an information system for personal computer memory cards (PCMIA Cards). Global Assets & Services, Inc. did not pursue the development, marketing or extension of any of these potential license agreements. Further, none of these potential license agreements have any bearing on the Company's current business operations.

In September of 2004, due to business reasons, management ceased operational activities to further develop the licenses. During this time, Global Assets & Services, Inc. was spun off into a separate legal entity from Global Tech Assets, Inc. From that time to the present, the business had no viable operations. The Company's name was changed to Global Green, Inc. on April 14, 2010 to reflect the new business model developed by management.

On November 30, 2010, the Company entered into a Share Exchange Agreement with Nutritional Health Institute Laboratories, LLC ("NHIL"), a Florida Limited Liability Company, and its wholly- owned subsidiary Global Green International, Inc. ("Global Green International"), a Florida corporation. Pursuant to the Share Exchange Agreement, NHIL transferred 100% of the issued and outstanding common stock of Global Green International (a total 600,000,000 shares, held solely by NHIL) to the Company in exchange for 683,097,847 shares of common stock of Global Green, Inc. After the exchange, NHIL held 92.99% of the issued and outstanding common stock of the Company, and Global Green International became a wholly-owned subsidiary of the Company.

RELATIONSHIP WITH NHIL
----------------------

NHIL owns 89.13% of the Company's common stock and as such is not only the Company's parent company, but also its majority and controlling shareholder. NHIL owns all of the patents and trademarks associated with the Salmogenic Vaccine.

On November 29, 2010, the Company entered into a License Agreement with NHIL, our majority shareholder. The License Agreement provides us with exclusive license to perform the final phase of the USDA study and to manufacture, distribute, market and sell the Salmonella Vaccine and the Salmonella Antigen, not only in the United States, but also worldwide. Though, at this time, the Company has not made any plans regarding operations outside of the United States. As part of the consideration of the License Agreement, the Company has agreed to undertake the financial obligations for the acquisition of any patents and obtaining USDA approval, in addition to the issuance of the 683,097,847 shares to NHIL. The License Agreement has no provisions for termination, unless the Company defaults on its responsibilities, and is perpetual.

At March 27, 2011, NHIL holds 664,717,057 shares of common stock or 89.13% of the issued and outstanding common stock of the Company.

COMPANY OVERVIEW
----------------

We have been inactive during the last 5 years. We have no recent operating history and no representation is made, nor is any intended that we will able to carry on our activities profitably. Our main emphasis will be to finish the final phase of the USDA study, find a partner to manufacture the vaccine, and obtain USDA approval

We are a scientific research and development company of biologics products to domestic and international markets. Our background and expertise is in the research, testing, and development of vaccines for applications to animals to make the growing of these animals for human food sources both healthy for the animals, economical for the growers and most importantly our vaccine protect humans from diseases that are transmittable from animal food sources for adult and child safety.

Our current business plan is focused on the agricultural animal industry, more specifically, "Salmogenics," a poultry salmonella vaccine. NHIL owns the exclusive rights to the Salmogenics Vaccine (hereinafter the "Vaccine") and a Salmonella Antigen (hereinafter the "Antigen") which both provide a method for controlling intestinal pathogenic organisms in animals. The Company has received the exclusive rights to finish the final phase of the USDA study and to manufacture, distribute, market and sell the vaccines by NHIL through a Licensing Agreement with Global Green International, the wholly-owned subsidiary of the Company. Under the Licensing Agreement with NHIL, the Company is responsible for all financial obligations to obtain United States Department of Agriculture ("USDA") approval. The Company is in the process of having the Vaccine and Antigen approved by the United States Department of Agriculture/Food Safety and Inspection Service ("USDA/FSIS").

The Company focuses on the commercialization of the salmonella vaccine for poultry industry markets. In 2008, NHIL obtained the ownership rights to the vaccine and took over the funding of a research study that had been in process since 1996, and initiated the drafting and filings of patent application for the vaccine. Research was being conducted through an unrelated third party, AHPharma. AHPharma was informally engaged to conduct not only research and development, but also to perform the testing of the vaccine product in the poultry industry. On July 30, 2011, the Company entered into a Cost and Evaluation Agreement with AHPharma. The Cost and Evaluation Agreement provides for the responsibilities of AHPharma in connection with the Phase 4 trials and testing required by the USDA in exchange for payment a total payment of $300,000. The Cost and Evaluation Agreement terminates upon the final approval of the USDA.

At this time, the USDA has reviewed the results of the research which showed the vaccine used in the study is safe, non-toxic and causes no harm to the animal, and reduced the number of salmonella contamination and therefore has allowed the research to go to the final phase for approval by USDA for the Company to show efficacy of the vaccine in a commercial setting with large numbers of chickens and also to find a potential manufacturer for the vaccine. The Company has begun the final phase and AHPharma has begun collecting salmonella samples from multiple locations within the United States to start the mock study that was requested by USDA. The Company at the time of this filing has not entered into any agreement with a third party to manufacture the vaccine.

OUR PRODUCT

Our product, Salmogenics, is in the form of a vaccine that is injected in the egg, before it hatches, to give immunity to the Salmonella bacteria to the chick (Gallus domesticus -genus and species) Salmogenics is a multi-valent vaccine designed to protect against several strains of Salmonella bacteria and other opportunistic bacteria that frequently associate with Salmonella bacteria that further endangers the host's (chick's) survivability.

The advantages of our vaccine when injected in ovo (into the fertilized egg) are:

o While the animal health industry has developed a variety of treatments for the prevention of poultry diseases, these treatments are not always administered to the birds in ways that ensure effective and consistent results.

o Conventional application has been post- hatch (administered the 1st week after the chick is born) through feed and drinking water, via a spray that treats the birds through their mucus membranes or costly hand vaccinations.

o Such treatments require multiple post-hatch vaccinations and field boosters, involving costly guesswork and are labor intensive. The result is inefficient, costly, inconsistent vaccine delivery.

In ovo delivery of the vaccine overcomes problems that have arisen over the years when using water borne or spray vaccinations with chickens:

o    Many poultry caretakers and/or broiler farmers are involved

o A variety of vaccination equipment is used on different farms o Re-use of containers with viable vaccine residues

o    Blocked spray nozzles

o    Incorrect spray pressure resulting in defective distribution patterns

o    Poor water quality (pH, minerals)

o    Use of hot water to reconstitute freeze dried vaccine pellets

o    Mixing heat and time sensitive vaccines for a complete day of vaccinations

o    Incorrect dosage of vaccine for reconstitution

o Incorrect dosage of diluent for dilution o Water lines contaminated with bacteria and/or carrying heavy biofilm loads

o    Too long or too short time within waterlines

o    Blocked needles or tubing

o    Defective vaccine reservoirs

o    Use of improperly handled diluents

o    Incorrect calibrated syringes

o All of the above problems require added human interactions and added labor costs, as well as stress on the birds increasing mortality rates and negatively affecting "Food Conversion."

The laboratory concept of `in the egg' vaccination was initially used for a Marek's disease (MD) vaccine and has been expanded into a commercially applied technology platform that is capable of placing several antigens and compounds simultaneously into over 50,000 eggs per hour.

Marek's disease is a highly contagious virus that causes the enlargement of nerves and organs in poultry. The Marek's disease vaccine was one of the first vaccines to use related viruses as a vaccine to fight a virus. Prior to the development of the vaccine, Marek's disease was responsible for the devastation of whole flocks of poultry. The vaccine was one of the first to be successfully developed for administered by in -ovo vaccination when the eggs are transferred from the incubator to the hatcher.

In ovo vaccination enables downstream process improvements in efficiencies such as high speed separation of chick and un-hatched eggs, rapid placement or reduced time from hatcher to farm, targeted precise therapeutic intervention and reduction of handling stress on the birds.

In ovo vaccination offers many advantages over other treatments, such as:

o Earlier immunity - an earlier exposure to various vaccines improves the bird health and disease resistance at the time when they are placed on the farm.

o Uniform delivery - in ovo vaccination allows an automated and uniform process for delivering consistent volumes and concentrations of vaccines to every bird when compared to the previously used subcutaneous method of vaccination at day of hatch.

o Fast delivery - time is reduced from hatcher to farm with vaccinations after hatching being eliminated.

o Reduced stress - birds are less stressed when vaccinated in ovo versus handling and injection after hatch.

o Reduced labor costs - a reduction in the need for the labor associated with day of hatch subcutaneous vaccination is immediately realized. Compared to the day of hatch vaccination method there is a reduction in labor required to vaccinate the embryos.

o Future products - new products and vaccines have recently been marketed and more are being developed that will effectively control diseases when applied in ovo.

The manufacturing of our vaccine will be with seasoned pharmaceutical vaccine manufacturers.

SALMOGENICS VACCINE
-------------------

Salmogenics stimulates an immune response in inoculated poultry to fight several intestinal pathogenic organism that include seven field strains of E. coli, Psedomona aeruginosa, Aerobacter aerogenes, and four Salmonella strains. The chicken egg, when properly vaccinated with Salmogenics, hatches a Salmonella resistant chick that requires fewer antibiotics. Therefore humans consume higher quality meat grown with fewer antibiotics.

How Salmogenics Will Positively Effect Lives

Management estimates that 40 billion chickens will benefit from the Salmogenics vaccine. Approximately, 1.3 billion humans get some form of Salmonella infection per year, based upon industry statistics. (World Egg Industry - a few facts and figures. International Egg Commission. (Web site accessed February 2008.)) The Salmogenics Vaccine improves the immune system of the fowl, thereby improving the health and welfare of the bird and those that eat chicken, turkey and other fowl. The birds will be healthier and experience increased weight gain and reduced mortality, a benefit for the poultry industry worldwide and humans consuming chickens. This means not only a healthier chicken, but a healthy source of protein for humans to consume, with much less fear that they will become infected by Salmonella bacteria and suffer long-term illness or a worst case scenario, death.

What Is Salmonella?

Salmonella is the scientific name for over 2,500 of types of bacteria. The types are known to cause disease in humans, animals, and birds (especially poultry) worldwide. The bacteria are widespread and found mainly in the intestines of birds, reptiles and mammals. People can acquire the bacteria via a variety of different foods of animal origin. The illness it causes is called salmonellosis.

What Are The Symptoms Of Salmonellosis?

The symptoms of Salmonellosis typically include fever, diarrhea and abdominal cramps. In persons with poor underlying health or weakened immune systems, Salmonella can invade the bloodstream and cause life-threatening infections. Symptoms usually appear 12-72 hours after the ingestion of food contaminated with Salmonella. and the illness from Salmonella usually last 4-7 days; mild cases can usually recover, but it may be several months before your bowel habits are entirely normal.

According to the U. S. Centers for Disease Control and Prevention ("CDC") this common food-borne illness can do more than just give one diarrhea or a stomach ache, but can cause the following long-term problems that appear 1-3 weeks following infection:

o        joint pain
o        painful urination
o        conjunctivitis
o        knee pain

What Is Salmogenics Vaccine?

Salmogenics Vaccine is a patented vaccine for Salmonella. Salmogenics stimulates an immune response in inoculated poultry to several intestinal pathogenic organisms that include various Salmonella strains and several wild strains of other frequent pathogenic bacteria.

Salmogenics contains the Sotomayor Antigen, which has been patented by the Company's majority shareholder, NHIL. An antigen is a substance that, when introduced into a body triggers the production of an antibody by the immune system, which will then kill or neutralize the antigen that is recognized as a foreign and potentially harmful invader. The Sotomayor Antigen pertains to a particular composition of multiple germs, mainly of the Genus Salmonella, in order to control intestinal pathogenic organisms in the chicken species.

How Salmogenics Will Positively Effect Lives

Approximately, 40 billion chickens a year will benefit from the Salmogenics Vaccine. (World Egg Industry - a few facts and figures. International Egg Commission. (Web site accessed February 2008.)

The Salmogenics Vaccine improves the immune system of the chick, thereby improving the health and welfare of the bird and those that consume chicken, turkey and other poultry. The birds are less susceptible to illness and experience increased weight gain and reduced mortality, a big plus for the poultry industry worldwide. This means not only a healthier chicken, but a healthier source of protein for humans to consume with much less fear of infection by Salmonella bacteria.

How Salmogenics Differs From Other Vaccines On the Market

o Some current vaccines may interfere with efficacy of other vaccines or medications administered simultaneously with and/or subsequent to vaccination.

o Salmogenics can be administered alone or with other vaccines. This makes Salmogenics cost effective for chicken growers who grow for worldwide consumption.

o Additionally, some antigens may interfere with or affect the accuracy of traditional test or screening tools used to detect active or prior infections.

o Salmogenics does not affect the accuracy of diagnostic procedures and does not reduce the effectiveness of other vaccines. It can be administered alone or with other vaccines thereby reducing the cost of administration.

o Other vaccines are administered orally or through nasal passages or by individual injection which requires man hours to handle.

The Salmogenics Vaccine can be administered with other vaccines, directly into the egg, before the egg is hatched, without additional handling costs and without human handling of the chick and stress to the live bird. Prior vaccines generally failed to provide a Salmonella-containing multivalent vaccine composition which is as effective as Salmogenics in inducing an immune response to at least one intestinal pathogenic organism.

The USDA has recently ordered the poultry industry to reduce the percentage of Salmonella infected chicken allowed on the market from 7% to 5%. Salmogenics has been shown in efficacy studies to help accomplish these strict requirements set forth by the USDA. (Federal Register / Vol. 75, No. 93 / Friday, May 14, 2010 / Notices; Docket No. FSIS-2009-0034, 27288.)

MARKETING STRATEGY AND SIZE

The Company intends to market to the USA broiler young chicken and parental industry, initially followed by commercial egg-type laying hen and egg markets. USDA/FSIS regulatory approval is required for each specie and label claim. USA young progeny broiler market consists of 8.64 billion processed annually in 2010 produced from approximately 40 million laying hens- both are considered viable profitable markets for new technology vaccine markets. ("U.S. Poultry and Egg Association, Economic Data, Poultry Production and Value Summary 2010", www.poultryegg.org/economic data)

Following initial market entry into the young broiler chicken and parental markets, the Company is responsible for all financial obligations as NHIL will proceed to obtaining federal regulatory approval and initiate marketing efforts into the commercial egg-type laying hen and egg markets. It is well recognized that the Salmonella organism, once it infects the laying hen, will continue to contaminate the egg as it tracks down the oviduct. Once the organism is present in the egg, almost a perfect nutrient environment will assure that those persons consuming an uncooked egg (a common practice in most parts of the world) will become infected. Weaker human immune systems (i.e., the very young and very elderly) have a greater chance of Salmonella infection.

The international animal industry is approximately 4-times the size of the United States chicken industry. Single-organism Salmonella vaccines have been used extensively in the United Kingdom plus those markets outside the United Kingdom. The UK's regulatory agencies have strongly encouraged Salmonella vaccines of both animal progeny and their parents. (WATTAgNet.com, "Global Broiler Production to Maintain Growth" April 6, 2009)

PRODUCT CUSTOMER DECISIONS

The immediate customers are the poultry farms, specifically in the chicken industry and, in particular, Poultry Company Veterinarians. Vaccine product use decisions are fairly straightforward in the United States due to a limited number of Poultry Company Veterinarians who will determine technology need/worth, safety, efficacy and bottom-line profitability of the vaccine. Each Veterinarian must persuade their top management and cost accountants by conducting company field studies and demonstrations of cost-effectiveness as to the reason to use the product.

Our potential end users of our product are the poultry farms, which in the United States includes the companies listed in the following table.

                        TOP 10 BROILER CHICKEN COMPANIES
                        --------------------------------

Representing 73 % of the total chickens processed annually include:

------------------------------------------------------------------------------------------------------------------------------------
                                                              Annually          Annual
Rank              Broiler Chicken Company            Processed (million)1       R-T-C 2 (lbs.)
------------------------------------------------------------------------------------------------------------------------------------
#1                Tyson Foods, Inc.                            1,944                    8,372
#2                Pilgrim's Pride Corp.                        1,676                    6,578
#3                Perdue Farms, Inc.                             626                    2,787
#4                Sanderson Farms, Inc.                          405                    2,566
#5                Koch Foods, Inc.                               494                    1,828
#6                Wayne Farms, LLC                               289                    1,807
#7                Mountaire Farms, Inc.                          263                    1,740
#8                House of Raeford Farms, Inc.                   198                    1,217
#9                Foster Farms, Inc.                             296                    1,037
#10               Peco Foods, Inc.                               176                      986
-
------------------------------------------------------------------------------------------------------------------------------------
TOP 10 TOTAL                                                    6,369 million           28,920 million
ANNUAL TOTAL                                                     8.64 billion             38.8 billion
TOP 10 (% of total)                                              73.7 %                   74.5 %
------------------------------------------------------------------------------------------------------------------------------------

1 Number of birds that represents "Market Size" for the Company's product.

2 NOTE: R-T-C equals "Ready-To-Cook" chicken.

(Source: Watt PoultryUSA Feb. 2010, http://www.wattpoultryusa-digital.com and U.S. Egg and Poultry Association http://www.poultryegg.org/economic_data/ (as of Feb. 2010))

MARKET PENETRATION TECHNIQUES EMPLOYED

United States markets will be penetrated with a market entry program that will include:

o    Research data publications, including efficacy and safety research.

o    Company and product name(s) recognition.

o    Strong and reliable regulatory approvals and label claim development.

o Company presents at animal meetings (particularly and initially poultry meetings and conventions).

o    Company and product advertising in prominent animal production  (especially
     and   initially   the  chicken   production   industry)   and  food  safety
     publications.

o A strong and well-experience technical staff that will work with the technical experts in the poultry industry, such staff has not been identified at the time of this filing.

o    Strong sales force, with experience in the poultry industry.

COMPETITION, AREAS OF INTENDED USAGE, AND SUCCESS RATE

Historically, vaccines have generally failed to provide a multivalent antigen (an antigen which stimulates production of multiple antibodies) composition which can be easily and effectively administered in a commercial farm environment at a reduced cost, while failing to provide a multivalent antigen composition that can be utilized alone or in combination with vaccine products for use with other diseases without reducing the efficacy of either vaccine component and/or the ability to detect or diagnose particular diseases within inoculated birds. Current vaccines competitive to the Company's include:

o Sporulin(TM), with the active ingredients Bacillus Subtilis and Bacillus licheniformis, is fed via animal feed additive with intended use in live performance general bacteria issues. Typically, this product is used in live broiler young chicken production operations. The product has been introduced with very limited success. Sporulin is manufactured and sold by Pacific Vet Group.

o FloraMax-B11(TM), that is a probiotic for poultry only, is and administered as a water soluble additive with intended use in Salmonella and E. coli food safety issues. Typically this product is used in commercial egg-type and breeder hen production operations. The product has had some success in commercial egg-type laying hen operations. FloraMax-B11 is manufactured and sold by Pacific Vet Group.

o LAYERMUNE(R) SE currently sets the standard in Salmonella enteritidis protection of commercial egg-type laying hens in the USA. CEVA, a French pharmaceutical company, received the first USDA license for a poultry vaccine against S. enteritidis with multiple strains aids for the reduction of salmonella colonization of the intestinal tract thereby reducing the risk of SE shed in the environment and egg shell contamination. Introduced in 1992, LAYERMUNE(R) SE has been instrumental in earning CEVA the #1 ranking in salmonella vaccines in the U.S. The oil-based bacteria product is administered to chickens via subcutaneous injections.

RECENT DEVELOPMENTS

The Company has successfully completed the requirements of Phase I, Phase II and Phase III efficacy studies as set forth by the USDA, and the Salmogenics product has currently entered into the final phase of becoming a USDA approved vaccine for the in ovo vaccination of chicken eggs.

On January 28, 2011, strains of Salmogenics Vaccine were deposited with the American Type Culture Collection Repository. The American Type Culture Collection (ATCC) is a private, not-for-profit biological resource center whose mission focuses on the acquisition, authentication, production, preservation, development and distribution of standard reference microorganisms, cell lines and other materials for research in the life sciences. The deposit was made in order to have ATCC determine whether the Salmogenics Vaccines meet industry standards.

On February 15, 2011, with USDA approval, AHPharma began the final phase of Salmogenics Vaccine consisting of in house study ordered and required by USDA for the chicken industry. The Company completed all prior requirements of the USDA which included:

1. Phase I which involved independent research with Dr. James McNaughton, PhD and AHPharma, Inc. which demonstrated that Salmogenics vaccine:

     o Reduced fecal bacteria loads significantly for E. coli and Salmonella bacteria

     o    Produced an average weight gain of 2% per bird.

     o    Reduced mortality.

2.   Phase II demonstrated:

     o In this phase various dosages of Salmogenics were tested to determine the most efficient and cost effective amount of vaccine to be administered to produce a chicken born with less or no Salmonella bacteria.

     o Clinical testing also showed that eggs treated with Salmogenics Vaccine had a reduced mortality as compared to the control groups.

3.   Phase III involved proving that Salmogenics Vaccine:

     o When tested clinically, Salmogenics Vaccine showed to help reduce the incidence of Salmonella and reach a point that meets the USDA regulatory requirements.

     o As of August 13, 2010, the USDA issued an edict that the acceptable incidence of Salmonella for chicken growers had been reduced from 7% to a 5% tolerance. Additionally, the Salmogenics Vaccine was concomitantly administered with Marek's Vaccine and found to not alter the effects of Marek's Vaccine nor the effectiveness of Salmogenics Vaccine.

4. As of February 16, 2011, the Company was able to announce that the final phase of USDA approval had begun, which involves:

     o    Meeting with the USDA for a review of the final steps.

     o    Selecting a vaccine manufacturer.

     o The collection of salmonella strains for the mock study requested by USDA.

     o The approval of AHPharma by the USDA that their facilities will be approved to perform the final field study for Salmogenics vaccine. The number of birds to be tested is to be determined. This field study is done to determine if any variations exist between previous efficacy studies and studies done in the commercial field.

5. On May 3, 2011, the US Patent Office issued Patent No. 7,935,355 "Composition and Method for Controlling Intestinal Pathogenic Organisms" for Salmogenics Vaccine.

6. On August 2, 2011, the US Patent Office issued Patent No. 7,988,978 "Composition and Method for Controlling Intestinal Pathogenic Organisms" for Salmogenics Vaccine.

7. On November 28, 2011, the Salmonella challenge study, as part of the Phase 4 efficacy testing was completed. The results of the study were successful and the Salmogenics Vaccine held up to the challenge for all Salmonella strains tested. This placed the Company one step closer towards setting a model study and protocols for a successful USDA required study after the filing of our approved vaccine manufacturer.

8. On March 11, 2012, all the results and data have been included in a final report of the test model for Efficacy Study done with 3,036 chickens. The purpose of this Efficacy/Challenge study was to determine the effect on chicken hatched after the in ovo administration of the Salmogenics Vaccine 3 days before hatching.

9.   The Company's status regarding its Phase 4 efficacy testing is:

     o Assure that the requirements from the vaccine manufacturer will meet the standard batch consistency as defined by the USDA as part of the efficacy requirements.

     o Completion of the USDA approved large bird efficacy study to be done by AHPharma which meets the following parameters:

          o    That  the   vaccine   product   can  be  safely  and   standardly
               commercially applied by the intended customers.

          o That the claims are sustainable and reproducible when applied to larger populations of birds.

          o To see if the vaccine can be used in other circumstances such as a combined treatment with other vaccines. This part of the study has been completed and proven successful.

     o Collect and present the data of the efficacy tests to be analyzed and results sent to the USDA for final approval.

OUR STRATEGY
------------

The Company's objective is to be a leader in the commercialization of salmonella vaccine products. To achieve this objective, we intend to:

     o Management's current focus is on the final approval by the USDA of the Company's sole product, the Salmogenics Vaccine. As the Company, moves closer to final approval, it will begin to develop and focus efforts on marketing and sales of the Salmogenics Vaccine.

     o Expand our Portfolio of Products. The Company intends to expand its existing portfolio of product candidates. The Company will take into account market attractiveness, technical feasibility, the potential to develop a proprietary position and the productiveness of animal models in choosing among new product development opportunities. Though, at the time of this filing, management has not taken any efforts and has no plans to take any efforts in this direction.

     o Broaden our licensee. The Company plans to broaden its portfolio of licenses of and other technologies to develop new products and attract corporate and academic collaborators. We intend to accomplish this through internal and sponsored research, in-licensing and technology acquisitions. Though, at the time of this filing, the Company has not identified any such opportunities.


Competition:

Competition among entities attempting to identify and develop new therapies is intense. The Company faces, and will continue to face, competition from pharmaceutical and biotechnology companies, academic and research institutions and government agencies, both in the United States and abroad. Many of the Company's competitors have substantially greater capital resources, research and development staffs, facilities, manufacturing and marketing experience, distribution channels and human resources than the Company. Future competition will likely come from existing competitors, as well as other companies seeking to develop new treatments.

At this time, the Company has an exclusive license from NHIL. The Company may be dependent on NHIL for support of certain of its technologies and intends to rely on NHIL for development of any future products. Product candidates of the Company, as it begins to pursue its strategy as discussed above, therefore, may be subject to competition with a potential product under development by NHIL.

Rapid technological development by the Company or others may result in products or technologies becoming obsolete before the Company can recover development expenses. Products developed by the Company could be made obsolete by less expensive or more effective technologies, even technologies unrelated to salmonella vaccine. For example, competitors may also develop vaccines that may compete with or obviate the need for the Company's products. There can be no assurance that the Company will be able to make the enhancements to its technology necessary to compete successfully with existing or newly emerging technologies.

Government Regulation:

Prior to marketing, any products developed by the Company must undergo an extensive regulatory approval process in the United States and other countries. This regulatory process, which includes efficacy studies, and may include post-marketing surveillance of each compound to establish its safety and efficacy (effectiveness), can take many years and require the expenditure of substantial resources. Efficacy studies are performed to determine the effectiveness of the product on both a small and large scale. Post-marketing surveillance requires that the Company continue to monitor the usage and effectiveness of the product upon sale to users. Data obtained from efficacy studies are subject to varying interpretations that could delay, limit or prevent regulatory approval. Delays or rejections may also be encountered based upon changes in USDA policies for vaccine approval during the period of product development and USDA regulatory review. Similar delays may also be encountered in obtaining regulatory approval in foreign countries. Delays in obtaining regulatory approvals could adversely affect the marketing of any vaccine developed by the Company or its corporate collaborators, impose costly procedures upon the Company's or its corporate collaborators' activities, diminish any competitive advantages that the Company may attain and adversely affect the Company's receipt of revenues. There can be no assurance that regulatory approval will be obtained for products developed by the Company. Furthermore, regulatory approval may entail limitations on the indicated uses of a proposed product.

As state previously, the Company is in the Phase 4 of the approval process where efficacy testing has been defined as:

     o The vaccine product must be safely commercially manufactured at a USDA approved vaccine manufacturer:

     o That every batch of the vaccine product produced during Phase 4 testing meets not only meets the required standards, but does so consistently;

     o That the vaccine product can be safely applied commercially by the potential customers.

     o That the claims of made regarding the vaccine product are sustainable and reproducible when applied to larger populations.

The Company's status regarding Phase 4 efficacy testing is:

     o In the process of identifying and contracting an USDA approved vaccine manufacturer.

     o Assure that the requirements from the vaccine manufacturer will meet the standard batch consistency as defined by the USDA efficacy study.

     o Completion of the USDA approved large bird efficacy study to be done by AHPharma which met the following:

          o    That  the   vaccine   product   can  be  safely  and   standardly
               commercially applied by the intended customers.

          o That the claims are sustainable and reproducible when applied to larger populations of birds.

          o To see if the vaccine can be used in other circumstances such as a combined treatment with other vaccines.

          o Collect and present the date to be analyzed and results sent to the USDA for final approval.

The regulation of the Company's products and its ongoing research is subject to change, and future legislative or administrative acts in the United States or other countries could have a material adverse effect on the Company's business, financial condition and results of operations. Regulatory requirements ultimately imposed could adversely affect the ability of the Company's corporate collaborators to perform efficacy studies, manufacture or market products, and could significantly delay or reduce the milestone or royalty payments payable to the Company.

Even if regulatory approval is obtained, a marketed product and its manufacturer are subject to continuing review. Discovery of previously unknown problems with a product may result in withdrawal of the product from the market, and could have a material adverse effect on the Company's business, financial condition and results of operations. Violations of regulatory requirements at any stage during the regulatory process, including efficacy studies, the approval process, post-approval or in GMP, may result in various adverse consequences to the Company, including the USDA's delay in approval or refusal to approve a product, withdrawal of an approved product from the market or the imposition of criminal penalties against the manufacturer and license holder. There can be no assurance that the Company will be able to conduct efficacy studies or obtain necessary approvals from the USDA or other regulatory authorities for any products. Further, the terms of approval of any marketing application, including the labeling content, may be more restrictive than we desire and could affect the marketability of the Company's proposed products. Failure to obtain required governmental approvals will delay or preclude the Company or its corporate collaborators from marketing products, or limit the commercial use of such products, and could have a material adverse effect on the Company's business, financial condition and results of operations.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

BACKLOG OF ORDERS

We currently have no orders for sales at this time.

GOVERNMENT CONTRACTS

We have no government contracts.

NUMBER OF PERSONS EMPLOYED

As of December 31, 2011, we had no full-time employees. Officers and Directors work on an as needed part-time basis up to 30 hours per week.

DESCRIPTION OF PROPERTIES/ASSETS

         Real Estate.                       None.
         Title to properties.               None.

Patents and Patent Applications:
--------------------------------

Global Green does not hold any patents or pending patent applications for the Salmogenics Vaccine, rather the patents, patent applications and trademarks for the Salmogenics Vaccine are held in the name of NHIL, Global Green's majority shareholder and parent company. Global Green licenses with NHIL for the usage of such intellectual property. Pursuant to the License Agreement, Global Green is required to pay for the USDA approval of the products.

NHIL holds the following patents and/or patent applications with the United States Patent and Trademark Office:


                                                                     Patent Issuance   Patent Expiration Date
  Patent Number                      Patent Title                         Date
------------------- ----------------------------------------------- ------------------ ------------------------
    7,988,978       Composition and method for controlling           August 2, 2011          August 2027
                    intestinal pathogenic organisms
------------------- ----------------------------------------------- ------------------ ------------------------
    7,935,355       Composition and method for controlling             May 3, 2011          February 2028
------------------- ----------------------------------------------- ------------------ ------------------------

ITEM 1A.  RISK FACTORS
----------------------

Our business is a development stage company and unproven and therefore risky.
-----------------------------------------------------------------------------

We have only very recently adopted the business plan described herein-above. Potential investors should be made aware of the risk and difficulties encountered by a new enterprise in the vaccine business, especially in view of the intense competition from existing businesses in the industry.

We have  historically  incurred losses and cannot assure  investors as to future
--------------------------------------------------------------------------------
profitability.
--------------

We have historically incurred losses from operations while working to obtain USDA approval of our Salmogenics Vaccine. As of December 31, 2011, we had an accumulative deficit of ($197,528). During the year ended December 31, 2011, we recognized a net loss of ($191,800) and used cash of $182,640 to support operations. We are unable to market or sell our Salmogenics Vaccine until we have obtained USDA approval. We are currently in the last stages of presenting the date from phase 44, the final phase of testing of the vaccine. Our ability to be profitable in the future will depend on obtaining USDA approval and successfully implementing our marketing and sales activities, all of which are subject to many risks beyond our control. Even if we become profitable on an annual basis, we cannot assure you that our profitability will be sustainable or increase on a periodic basis.

In addition, the independent registered public accounting firm's report on the Company's financial statements as of December 31, 2011, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. If we be unable to continue as a going concern, realization of assets and settlement of liabilities in other than the normal course of business may be at amounts significantly different from those in the financial statements included in this registration statement.

We have a lack of revenue history and investors cannot view our past performance
--------------------------------------------------------------------------------
since we are a start-up company.
-------------------------------

We were formed on July 12, 2004, for the purpose of engaging in any lawful business and have adopted a plan to focus on the agriculture industry, more specifically, "Salmogenics," a poultry salmonella vaccine. We have had no revenues in the last five years. We have only had operational activities during the last year. We are not profitable and the business effort is considered to be in an early development stage. We must be regarded as a new or development venture, and may be subject to unforeseen costs, expenses and problems, if we are not able to successfully complete Phase 4 testing and unable to secure USDA approval or successfully implement a marketing and sales strategy. As a development venture, we may not be able to adequately forecast and budget our costs due to the unknown and unpredictable nature of new vaccine development, testing, and ultimately, if approved, manufacturing. We could experience product failures, prolonged testing reformulation and unanticipated costs and availability of manufacturers if ultimately approved. It should be assumed that any or all of these events could occur, with the result that anyone, if significant enough could prevent the proposed business from being successful and potential investors could lose all of their investment.

We may be  unable to  sustain  or  increase  profitability  or raise  sufficient
--------------------------------------------------------------------------------
additional capital, which could result in a decline in our stock price.
----------------------------------------------------------------------

Future operating performance is never certain, and if our operating results fall below the expectations of securities analysts or investors, the trading price of our common stock will likely decline. We have a history of operating losses. We have not recognized revenues from the sale of our product, as we are still in the testing and trial stages. We expect that we will continue to incur financial losses until we have obtained USDA approval of our product and have begun to successfully market and sell the vaccine. We may not be able to sustain or increase profitability on a quarterly or annual basis once we are able to begin marketing and sale of the vaccine. Moreover, we anticipate that our operating and capital expenditures will increase significantly in 2011 and in future years primarily due to:

o        additional spending to support the marketing and sales of vaccines;

o        working capital requirements for sales of vaccines;

o growth in research and development expenses as we progress with the final phase development of our efficacy studies;

o        leasing of facilities and purchases of capital equipment;

o investment in additional marketing capacity for our products and products in development.

Our ability to generate sufficient cash flow, or to raise sufficient capital, to fund these operating and capital expenditures depends on our ability to improve operating performance. This in turn depends, among other things, on finalizing our study and getting USDA approval and finding a partner to manufacture it and then successfully completing the product and finding a partner for marketing and sales first in USA and then worldwide. We may not successfully develop and commercialize these products.

We will need additional financing for which we have no commitments, and this may
--------------------------------------------------------------------------------
jeopardize execution of our business plan.
-----------------------------------------

Our capital needs consist primarily of expenses related to final field testing of the vaccine for the USDA approval general and administrative and potential marketing expenses and could exceed $1,900,000 in the next twelve months. Such funds are not currently committed, and we have cash as of the date of this Registration Statement of approximately $160,000.

We have limited funds, and such funds may not be adequate to carryout the business plan in the animal vaccine industry. Our ultimate success depends upon our ability to raise additional capital. We will not receive any proceeds from this Offering. We have not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If we need additional capital, we have no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If not available, our operations will be limited to those that can be financed with our modest capital.

We may in the future  issue more  shares  which could cause a loss of control by
--------------------------------------------------------------------------------
our present management and current stockholders.
------------------------------------------------

We may issue further shares as consideration for the cash or assets or services out of our authorized but unissued common stock that would, upon issuance, represent a majority of the voting power and equity of our Company. The result of such an issuance would be those new stockholders and management would control our Company, and persons unknown could replace our management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of our Company by our current shareholders, which could present a risk to investors, in that the business focus of the Company could be completely changed with no say by current management and current shareholders.

We are not diversified and we will be dependent on only one business.
--------------------------------------------------------------------

Because of the limited financial resources that we have, it is unlikely that we will be able to diversify our operations. Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within the animal vaccine industry. As a result we could incur continuing losses and not be able to generate revenues or periodic increases in revenue.

Two of our Officers and Directors are the majority  shareholders of the Company.
--------------------------------------------------------------------------------
As such there is a possibility of them  controlling the Company to the detriment
--------------------------------------------------------------------------------
of outsiders.
------------

Together, Dr. Mehran P. Ghazvini, DC and Dr. Rene M. Reed, DC, through direct and indirect ownership, are majority shareholders of Nutritional Health Institute Laboratories ("NHIL"), the majority shareholder of our Company. As such, they will be able to control the operations and the direction of the Company with very little outside influence.

Drs. Ghazvini and Reed do not hold direct shares of common stock of the Company. However, they are officers, directors and beneficial shareholders of Nutritional Health Institute Laboratories and have the ability to vote the shares of NHIL, our majority shareholder.

o Dr. Mehran P. Ghazvini, DC owns approximately 50% of NHIL, indirectly through family trusts and has the power to vote those interests on behalf of the trusts and disavows any ownership in the equity of NHIL held by family trusts; and
o Dr. Rene M. Reed, DC owns approximately 16.66% of NHIL, indirectly through family trusts and has the power to vote those interests on behalf of the trusts and disavows any ownership in the equity of NHIL held by family trusts

As such, they are the beneficial holders of the 664,717,057 shares held by NHIL. Through their ownership in NHIL, Drs. Ghazvini and Reed as a group, control approximately 664,717,057 shares of common stock or approximately 89.13% of the voting stock of the Company.

NHIL's ownership could decrease, NHIL has registered 66,471,705 shares (8.91% of the issued and outstanding common stock) of the 664,717,057 shares it holds. If it sells the shares that are registered, it will hold 598,245,352 shares of common stock (80.21% of the total issued and outstanding common stock.) At the time of this filing, NHIL has no arrangements to sell these shares.

We will  depend  upon  management  but we will  have  limited  participation  of
--------------------------------------------------------------------------------
management.
----------

We currently have two individuals who are serving as our officers and directors for up to 30 hours per week combined, each on a part-time basis. Both directors, Dr. Ghazvini, DC and Dr. Reed, DC, are also acting as our officers. Neither Dr. Ghazvini, DC nor Dr. Reed, DC has an employment agreement with the Company. We will be heavily dependent upon their skills, talents, and abilities, as well as several consultants to us, to implement our business plan, and may, from time to time, find that the inability of the officers and directors to devote their full-time attention to our business results in a delay in progress toward implementing our business plan. See "Management." Because investors will not be able to manage our business, they should critically assess all of the information concerning our officers and directors.

Our  officers  and  directors  are not  employed  full-time  by us and may cause
--------------------------------------------------------------------------------
conflicts of interests as to corporate opportunities which we may not be able or
--------------------------------------------------------------------------------
allowed to participate in.
-------------------------

Our directors and officers are owners of our majority shareholder, NHIL. In the future they may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, our officers and directors may have potential conflicts including their time and efforts involved in participation with other business entities. In some circumstances this conflict may arise between their fiduciary duties to us and their fiduciary duties to NHIL'S business divisions. It is possible that in this situation their judgment maybe more consistent with their fiduciary duties to these ventures and may be detrimental to our interests.

Presently there is no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring business opportunity from any affiliate or officer or director.

We do not know of any reason other than outside business interests that would prevent them from devoting full-time to our Company, when the business may demand such full-time participation.

We may depend upon outside  advisors,  who may not be  available  on  reasonable
--------------------------------------------------------------------------------
terms and as needed.
-------------------

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Board, without any input from stockholders, will make the selection of any such advisors. Furthermore, we anticipate that such persons will be engaged on an "as needed" basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.

We have agreed to  indemnification  of officers and  directors as is provided by
--------------------------------------------------------------------------------
Florida Statute.
---------------

Florida Statutes provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or on activities our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

                      RISK FACTORS RELATING TO OUR BUSINESS

If we are  unable  sell the  vaccine,  our  revenues  from the  vaccine  will be
--------------------------------------------------------------------------------
limited, which could result in a decline in our stock price.
-----------------------------------------------------------

Because we depend, and expect to continue to depend, on sales of a single vaccine product for a substantial majority of our revenues, decreased or lower-than-anticipated demand for the vaccine, or our inability to meet demand, could materially adversely affect our operating results and harm our business. Because we have not begun marketing vaccines, long-term effects of the vaccine are largely unknown. Adverse developments regarding the long-term safety and efficacy of the vaccines could adversely affect demand for the product, or restrict our ability to market and sell it for its current or potential indications. Other factors that would adversely affect sales of the vaccine include:

o competition from existing products or development of new, superior products;

o our ability to maintain adequate and uninterrupted sources of supply to meet demand;

o events adversely affecting the ability of our manufacturing partners to produce the vaccines;

o        contamination of product lots or product recalls; and

o        our inability to gain regulatory approval to market the vaccine.

Our dependence on a single contractor for testing poses a risk to our business.
------------------------------------------------------------------------------

We are dependent on one contractor AHPharma, for our testing services for our proposed vaccine products, which may be a risk to the Company's business operations, if the services of AHPharma are not available to complete all of the testing which may be necessary or required for USDA approval to distribute and sell the proposed vaccine products. While there are other potential contactors offering similar services, such services may be unavailable due to confidentiality agreements with other companies, full schedules or lack of immediate capacity for their services. Such issues could cause a delay in the completing of Phase 4 testing and final approval of the USDA and, therefore, delay our future operations.

Our final safety field trials of potential products could be unsuccessful, which
--------------------------------------------------------------------------------
could  adversely  affect our operating  results and ability to obtain final USDA
--------------------------------------------------------------------------------
approval.
--------

Before obtaining final USDA approvals for the sale of any of our potential product, we must subject these products to a regulatory safety field trial to demonstrate the vaccine's effectiveness when applied on a large scale basis. If the final phase is unsuccessful, we will be unable to commercialize new products and, as a result, we may be unable to sustain the Company's growth or potential profitability. Results of initial efficacy are not necessarily indicative of results to be obtained from later efficacy studies and, as a result, we may suffer significant setbacks in advanced efficacy studies. We may not complete our clinical trials of products and the results of the trials may fail to demonstrate the safety and effectiveness of new products to the extent necessary to obtain regulatory approvals.


Our  potential  products are subject to extensive  USDA  approval  processes and
--------------------------------------------------------------------------------
ongoing USDA supervision,  which can be costly and time-consuming and subject us
--------------------------------------------------------------------------------
to unanticipated delays or lost sales.
-------------------------------------

The USDA imposes substantial requirements on our products before it permits us to manufacture, market and sell them to the public or producer of poultry. Compliance with these requirements is costly and time-consuming, and could delay sales of products. To meet USDA requirements, we have spent and will continue to spend substantial resources on lengthy and detailed laboratory tests and efficacy studies. It typically takes many years to complete tests and trials for a product. The actual length of time involved depends on the type, complexity and novelty of the product. The USDA may not approve on a timely basis, if at all, some or all of our future products or may not approve some or all of our applications for additional indications for our previously approved products. We are currently involved in Phase 4 testing. The requirements of Phase 4 testing have been developed by the USDA, specifically for our product.

The Phase 4 testing involves proving the following:

1. The vaccine product must be safely commercially manufactured at a USDA approved vaccine manufacturer:

2. That every batch of the vaccine produced during Phase 4 testing not only meets the required standards, but does so consistently;

3. That the vaccine product can be safely applied commercially by the potential customers.

4. That the claims made regarding the vaccine are sustainable and reproducible when applied to larger populations.

The Company's status regarding Phase 4 testing is:

1. In the process of identifying and contracting an USDA approved vaccine manufacturer.

2. Assure that the requirements from the vaccine manufacturer will meet the standard batch consistency as defined by the USDA.

3. The Conclusion of the USDA approved large bird study to be done by AHPharma which meets the following parameters:

          a.   That  the   vaccine   product   can  be  safely  and   standardly
               commercially applied by the intended customers.

          b. That the claims are sustainable and reproducible when applied to larger populations of birds.

          c. To see if the vaccine can be used in other circumstances such as a combined treatment with other vaccines.

4. Collect and present the date to be analyzed and results sent to the USDA for final approval.

If we violate the requirements of Phase 4 testing as set by the USDA in this stage, whether before or after marketing approval is obtained, we may be fined (to be independently determined by the USDA) or forced to remove a product from the market or may experience other adverse consequences, including delay or increased costs, which could materially harm our financial results. Additionally, we may not be able to obtain approval for the labeling claims necessary or desirable for promoting our products. Even if approval is obtained, we may be required to undertake post-marketing trials to be determined by the USDA.

We may be required to perform  additional  trials or change the  labeling of our
--------------------------------------------------------------------------------
products if we or others  identify  side  effects  after our products are on the
--------------------------------------------------------------------------------
market, which could adversely affect sales of the affected products.
-------------------------------------------------------------------

If we or others identify side effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of our products, additional efficacy studies, additional changes in labeling of our products and changes to or re-approvals of our manufacturing facilities may be required, any of which could have a material adverse effect on sales of the affected products and on our business and results of operations.

There  are  other  products  in  late-stage   development   that  are  targeting
--------------------------------------------------------------------------------
salmonella.  Depending on the market  acceptance of these  products or potential
--------------------------------------------------------------------------------
products, our sales of the vaccine could be adversely affected.
--------------------------------------------------------------

A number of our competitors have substantially more capital, research and development, regulatory, manufacturing, marketing, human and other resources and experience than we have. Furthermore, large pharmaceutical companies recently have been consolidating, which has increased their resources and concentrated valuable intellectual property assets. As a result, our competitors may:

o develop products that are more effective or less costly than any of our current or future products or that render our products obsolete;

o    produce and market their products more successfully than we do;

o    establish superior proprietary positions; or

o obtain USDA approval for labeling claims that are more favorable than those for our products.

The poultry vaccine business is especially competitive and dominated by a few large companies with an established global presence. In order for us to expand our sales of the vaccine, our product must be commercially accepted worldwide and compete effectively against the vaccines of these other companies. Our inability to compete successfully in the poultry vaccine sector could materially adversely affect our revenue growth.

We may be  required to defend  lawsuits  or pay  damages  for product  liability
--------------------------------------------------------------------------------
claims.
------

Product liability is a major risk in testing and marketing biotechnology and pharmaceutical products. We could face substantial product liability and for products that we sell after regulatory approval. Product liability claims, regardless of their merits, could be costly and divert management's attention or adversely affect our reputation and the demand for our product. We do not maintain product liability insurance coverage. In the future, insurers may not offer us product liability insurance, may raise the price of this insurance or may limit the coverage.

We currently do not carry product liability insurance, though our License Agreement with NHIL provides that we will maintain product liability. Currently, NHIL has agreed that we do not have to provide product liability insurance until we have completed Phase 4 testing and received USDA approval.

Our future growth depends on the development and market acceptance of our current vaccine product.

There is no guarantee that our products will be successfully developed and marketed. In addition, we have not cleared the regulatory approval process for our product, and we cannot assure you that final regulatory approval will be obtained. Any delay in our final development of these products may materially adversely affect our revenue growth. Because of a number of factors, our product may not reach the market without lengthy delays, if at all. Some of the factors that may affect our development and marketing of new products include the following:

o potential products may require collaborative partners and we may be unable to identify partners or enter into arrangements on terms acceptable to us;

o we may not be able to produce or contract for the manufacture of new products at a cost or in quality or quantities necessary to make them commercially viable;

o domestic and international regulatory approval of these products may not be obtained or may be obtained only with lengthy delays;

o we may not be able to secure additional financing that may be needed to bring a potential product to market;

o we may experience unexpected safety, regulatory or efficacy concerns with respect to marketed products, whether or not scientifically justified, leading to adverse public reaction, product recalls, withdrawals or declining sales; and

o we may be unable to accurately predict market requirements and evolving standards.

If NHIL  loses  the  protection  of its  patents  and  proprietary  rights,  our
--------------------------------------------------------------------------------
financial results could suffer.
------------------------------

Importance and Limitations of Patent and Proprietary Rights Protections

Some of our products and processes used to produce our products involve proprietary rights, including patents, which are held by our parent NHIL. Our competitors or potential competitors may have filed for or received United States and foreign patents and may obtain additional patents and proprietary rights relating to animal vaccines uses and/or processes which may compete with our existing products and our products under development. We cannot be sure that others will not obtain patents of different technology that we would need to license or circumvent in order to practice our inventions. Even though we strive to take appropriate action to protect our intellectual property, there is a risk that competitive systems currently being developed and marketed could gain acceptance in the United States or elsewhere.

We and NHIL believe that patent protection of materials or processes we develop and any products that may result from the research and development efforts of our licensors and us are important to the commercial success of our products. The loss of the protection of these patents and proprietary rights could materially adversely affect our business and our competitive position in the market. The patent position of companies such as ours generally is highly uncertain and involves complex legal and factual questions. Some of the reasons for this uncertainty include the following:

o To date, no consistent regulatory policy has emerged regarding the breadth of claims allowed in biotechnology patents. Consequently, there can be no assurance that future patent applications relating to our products or technology will result in patents being issued or that, if issued, the patents will afford protection against competitors with similar technology;

o The License Agreement between us and NHIL may be immediately terminated upon the occurrence of a default by us in performing our responsibilities under the License Agreement;

o Companies that obtain patents claiming products or processes that are necessary for, or useful to, the development of our vaccine could bring legal actions against us, claiming infringement (though we currently are not the subject of any patent infringement claim);

o Issuance of a valid patent does not prevent other companies from using alternative, non-infringing technology, so we cannot be sure that any of our patents (or patents issued to others and licensed to us) will provide significant commercial protection;

o We may not have the financial resources necessary to obtain patent protection in some countries or to enforce any patent rights we may hold;

o The laws of some foreign countries may not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries; and

o We may be required to obtain licenses from others to develop, manufacture or market our products. We may not be able to obtain these licenses on commercially reasonable terms, and we cannot be sure that the patents underlying the licenses will be valid and enforceable.

We and NHIL attempt to protect our proprietary materials and processes by relying on trade secret laws and non-disclosure and confidentiality agreements with our future employees and other persons (i.e. future manufacturers) with access to our proprietary materials or processes or who will have licensing agreements with us. We plan to continue to use these protections in the future, but we cannot be sure that these agreements will not be breached or that we would have adequate remedies for any breach. Even with these protections, others may independently develop or obtain access to these materials or processes, which may materially adversely affect our competitive position.

If we are sued for infringing the patent or other proprietary rights of a third party, we could incur substantial costs and diversion of management and technical personnel, whether or not the litigation is ultimately determined in our favor.

We will rely upon Contract Manufacturers to manufacture our product, which could
--------------------------------------------------------------------------------
affect our ability to sell our product and to operate profitably.
----------------------------------------------------------------

We currently do not have facilities for the production of our vaccine products. Therefore, we will rely principally upon relationships with contract manufacturers. At this time we have not identified or entered into an agreement with any to manufacture our product. There can be no assurance that we can maintain manufacture and supply agreements on terms and at costs acceptable to us. There are a number of risks that will be associated with our dependence on contract manufacturers, including:

o    reduced control over delivery schedules;

o    potential inability to monitor and maintain inventory levels;

o    reduced   control  over   quality   assurance;   o  reduced   control  over
     manufacturing yields and costs;

o    potential lack of adequate capacity during periods of unanticipated demand;

o    limited warranties on products supplied to us;

o increases in prices at a higher rate than our ability to recover our increased costs through contractual price adjustments with customers;

o    reduced control over regulatory efforts;

o    potential misappropriation of our intellectual property;

o catastrophic loss of production capacity due to property damage, either man made or by nature;

o the loss of these contract manufacturers due to financial circumstances in their respective businesses or their exit from the business lines that manufacture our devices and products; and

o    minimum purchase requirements,  which could result in excessive inventories
     if  the  demand  for  products   falls  short  of  such  minimum   purchase
     requirements.

If our contract manufacturers were to fail to provide us with an adequate supply of vaccine products, our business would be harmed.

Poultry health and disease factors  affecting our customers may adversely affect
--------------------------------------------------------------------------------
our financial results.
---------------------

Any widespread poultry health problem or disease outbreak, such as avian influenza in poultry, could have a negative impact on global poultry production. Our revenues and earnings derived from both the U.S. and international poultry industry could be materially and adversely affected. In addition, the emergence of new disease variants, serotypes and strains in the domestic and/or global markets may reduce the efficacy of our vaccine products and result in reduced revenues and earnings.

We may be unable to hire and retain independent distributors.
------------------------------------------------------------

Our future success depends on our ability to attract qualified independent distributors for the vaccine products. We may be unable to attract or retain these independent distributors. If we fail to attract or retain independent distributors, or fail to find end users for the vaccine products, we may be unable to successfully bring the vaccine products to the marketplace and to generate sufficient revenues to offset operating costs.

In the future we may be in competition with our majority shareholder, NHIL.
--------------------------------------------------------------------------

At this time, the Company has an exclusive license from NHIL, our majority shareholder. We may be dependent on NHIL for support of certain of our technologies and we may have to rely on NHIL for development of any future products. Future product candidates of the Company, as we begin to pursue our business strategy, we may be subject to competition with potential products under development by NHIL.

As our officers and directors are officers, directors and shareholders of NHIL we cannot provide any assurances that any conflicts that may arise out of such competition would be resolved in a way favorable to the Company.

                        RISK FACTORS RELATED TO OUR STOCK

Our stock is thinly  traded  and,  as a result,  you may be unable to sell at or
--------------------------------------------------------------------------------
near ask prices or at all if you need to liquidate your shares.
--------------------------------------------------------------

The shares of Global Green common stock were just recently approved for trading on the OTC Bulletin Board, and, as result, they are thinly-traded, meaning that the number of persons interested in purchasing the Company's common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that the Company is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if it came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as Global Green or purchase or recommend the purchase of any of the Company's Securities until such time as the Company became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in the Company's Securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that a broader or more active public trading market for the Company's common Securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, the Company can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities of the Company.

The regulation of penny stocks by SEC and FINRA may  discourage the  tradability
--------------------------------------------------------------------------------
of our securities.
-----------------

We are a "penny stock" company. None of our securities currently trade in any market and, if ever available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Inventory in penny stocks have limited remedies in the event of violations of penny stock rules. While the courts are always available to seek remedies for fraud against the Company, most, if not all, brokerages require their customers to sign mandatory arbitration agreements in conjunctions with opening trading accounts. Such arbitration may be through an independent arbiter. Investors may file a complaint with FINRA against the broker allegedly at fault, and FINRA may be the arbiter, under FIRNA rules. Arbitration rules generally limit discovery and provide more expedient adjudication, but also provide limited remedies in damages usually only the actual economic loss in the account. Investors should understand that if a fraud case is filed against a company in the courts it may be vigorously defended and may take years and great legal expenses and costs to pursue, which may not be economically feasible for small investors.

The fact that we are a penny stock company will cause many brokers to refuse to handle transactions in the stocks, and may discourage trading activity and volume, or result in wide disparities between bid and ask prices. These may cause investors significant illiquidity of the stock at a price at which they may wish to sell or in the opportunity to complete a sale. Investors will have no effective legal remedies for these illiquidity issues.

We will pay no foreseeable dividends in the future.
--------------------------------------------------

We have not paid dividends on our common stock and do not ever anticipate paying such dividends in the foreseeable future. Investors whose investment criteria is dependent on dividends should not invest in our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------

Not Applicable.


ITEM 2.  PROPERTIES
-------------------

FACILITIES

The Company operates out of facilities leased by NHIL at 2820 Remington Green Circle, Tallahassee, Florida 32308.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

We are not a party to any pending legal proceedings, nor are we aware of any civil proceeding or government authority contemplating any legal proceeding.

ITEM 4.  MINE SAFETY DISCLOSURES
--------------------------------

Not applicable.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
------------------------------------------------------------------------------
ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------

Market Information

On March 21, 2012, the Company's common stock was accepted for trading by FINRA on the OTCBB and the Over The Counter Markets OTCQB and was assigned the symbol is "GOGC".

There is a limited public trading market for the common stock.

Holders

There are approximately 290 holders of record of our common stock as of December 31, 2011.

Dividend Policy

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. We have not declared or paid any dividends on our common shares and it does not plan on declaring any dividends in the near future. The Company currently intends to use all available funds to finance the operation and expansion of its business.

Recent Sales of Unregistered Securities

We have sold securities within the past two years without registering the securities under the Securities Act of 1933 as shown in the following table:


                    NAME                          COMMON SHARES             CONSIDERATION          DATE OF PURCHASE
============================================== ===================== ============================ ====================
Thomas McCrimmon                                         10,000,000            Services rendered               5/3/10
Saburo Oto                                               10,000,000            Services rendered               5/3/10
Nutritional Health Institute Laboratories,              664,717,057     Share Exchange Agreement             11/30/10
Steve Winn & Judy Winn                                    3,571,348                        $0.03              3/10/11
Steve Winn & Susan Beth Winn                              3,571,348                        $0.03              3/10/11
Raymond G. Behm, Jr.                                        833,333                        $0.03              3/11/11
Sarah D'Angelo                                            1,333,333                        $0.03              3/15/11
Michael A. Piacenza                                         833,333                        $0.03              3/15/11
Roje Investments, LLC                                     1,700,000                        $0.03              3/15/11
Dennis Scott                                              3,124,286                        $0.14              3/15/11
George Springer, Jr.                                        333,333                        $0.03              3/15/11
George A. Stermer, Jr. & Jennifer                         2,000,000                        $0.03              3/15/11
John Welch                                                1,000,000                        $0.03              3/15/11

Exemptions From Registration For Unregistered Sales

All of the above sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities that purchased the unregistered securities were known to the Company and its management, through pre-existing business relationships, as long standing business associates and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock during the year ended December 31, 2011.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------


MANAGEMENTS' DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto included herein.

This discussion contains forward-looking statements, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. These statements relate to expectations concerning matters that are not historical facts. These forward-looking statements reflect our current views and expectations based largely upon the information currently available to us and are subject to inherent risks and uncertainties. Although we believe our expectations are based on reasonable assumptions, they are not guarantees of future performance and there are a number of important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. By making these forward-looking statements, we do not undertake to update them in any manner except as may be required by our disclosure obligations in filings we make with the Securities and Exchange Commission under the Federal securities laws. Our actual results may differ materially from our forward-looking statements.

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2011 includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern.

PLAN OF OPERATIONS
------------------

We had no operations prior to January 2009 and we did not have any revenues during the fiscal years ended December 31, 2011 and 2010. We have minimal capital, minimal cash, and only our intangible assets consist of our patents and patent applications, business plan, relationships and contacts. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.

Our plan of operations is as follows:

Milestones
----------------------------- -- -----------------------------------------------
      1st Quarter  2012          o  Finish  with the Final Efficacy   Testing
                                    filed with USDA according to Study as Model test for Regulatory Approval tests required for USDA approval.

                                 o  Continuing Market Development

                                 o  Obtain Establishment  License required
                                    for   manufacturing   site,   required
                                    before product license will be issued.
----------------------------- -- -----------------------------------------------

----------------------------- -- -----------------------------------------------
      2nd Quarter 2012           o  First USDA product licensing submission.

                                 o USDA creates product file and assigns a Product Code.

                                 o  Initiate Vaccine Manufacturing Setup for
                                    USDA approved protocol Efficacy Testing.
----------------------------- -- -----------------------------------------------

----------------------------- -- -----------------------------------------------
      3rd Quarter 2012           o  USDA Product Outline Review

                                 o  Submission of Master Seed to NVSL (USDA/
                                    National Veterinary Services Laboratories) for testing.

                                 o  Manufacturing Vaccine batch for Final
                                    Efficacy Testing.

                                 o Perform USDA regulatory Efficacy Study and Potency Testing according to Model test.

                                 o  Final Marek's interference study on the
                                    final product.

----------------------------- -- -----------------------------------------------

----------------------------- -- -----------------------------------------------
      4th Quarter 2012           o  Second USDA product licensing submission
                                    with Efficacy Study report.

                                 o Third USDA product licensing submission with Field Safety report and final labeling.

                                 o Vaccine Manufacturer is authorized to submit samples to NVSL for confirmatory testing.
----------------------------- -- -----------------------------------------------


The Company's status regarding its Phase 4 efficacy testing is:

o In the process of identifying and contracting an USDA approved vaccine manufacturer.

o Assure that the requirements from the vaccine manufacturer will meet the standard batch consistency as defined by the USDA as part of the efficacy requirements.

o The conclusion of the USDA approved large bird efficacy study to be done by AHPharma which meets the following parameters:

     o That the vaccine product can be safely and standardly commercially applied by the intended customers.

     o That the claims are sustainable and reproducible when applied to larger populations of birds.

     o To see if the vaccine can be used in other circumstances such as a combined treatment with other vaccines. This part of the study has been completed and proven successful.

o Collect and present the data of the efficacy tests to be analyzed and results sent to the USDA for final approval.



Our Budget for operations in next year is as follows:

The Vaccine- Final Testing for USDA Approval
Final Testing for USDA approval                                                                              $415,000
Manufacturing Cost of the Vaccine                                                                            $750,000
Compensation for in-house doctors/scientist                                                                  $150,000

Administration
Marketing/Fundraising                                                                                        $350,000
Management                                                                                                   $150,000
Legal and accounting                                                                                          $35,000
Office Overhead/Salaries                                                                                      $45,000
                                                                                --------------------------------------
                                                             TOTAL                                         $1,895,000

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

RESULTS OF OPERATIONS

The Year Ended December 31, 2011 Compared to The Year Ended December 31, 2010
-----------------------------------------------------------------------------

During the year ended December 31, 2011 and 2010, the Company did not recognize any revenues from its operations. Management does not anticipate recognizing any revenues from the sale of the Salmogenic vaccine, until the final approval of the USDA has been granted and that time the Company will be able to begin sales and marketing efforts.

During the year ended December 31, 2011, the Company incurred total operating expenses of $191,800 compared to $5,728 for the year ended December 31, 2010. The increase of $186,072 was primarily a result of the increase of $137,800 in the testing expenses connected the Phase 4 trials being performed as part of the USDA approval and the $40,484 increase in professional fees as a result of our efforts in filing of our registration statement on Form S-1. We saw additional increases of $6,735 in general and administrative expenses, $921 in transfer agent fees and $308 in amortization expense. We expect that we will continue to see an increase in expenses, as we complete Phase 4 testing and gain final approval of the USDA and begin to develop our sales and marketing efforts.

During the year ended December 31, 2011, we recognized a net loss of $191,800 compared to $5,728 during the year ended December 31, 2010. The increase of $186,072 was a result of the increases in expenses as discussed above.

LIQUIDITY
---------

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2011, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

At December 31, 2011, the Company had total current assets of $106,548, consisting of $103,360 in cash and prepaid expenses of $3,188 and total current liabilities of $17,512, consisting of $17,012 in accrued expenses and $500 due to shareholders. At December 31, 2011, the Company had working capital of $89,036.

During the year ended December 31, 2011, the Company used $182,976 in funds in it operational activities. During the year ended December 31, 2011, the Company recognized a net loss of ($191,800) which was adjusted for $336 in amortization expense. During the year ended December 31, 2010, the Company did not use or received funds from its operational activities.

During the year ended December 31, 2011, the Company received funds of $286,000 from its financing activities. During the year ended December 31, 2010, the Company did not use or receive funds from its financing activities.

During the year ended December 31, 2011, the Company sold 11,247,618 shares of common stock as part of a private placement at approximately $0.025 per share and received funds of $286,000.

Short- Term

On a short-term basis, the Company has not generated any revenue or revenues sufficient to cover operations. For short- term needs the Company will be dependent on receipt, if any, of offering proceeds.

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

The Company will need substantial additional capital to support its proposed operations. The Company has no revenues. The Company has no committed source for any funds as of the date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, the Company may not be able to carry out its business plan, may never achieve sales, and could fail in business as a result of these uncertainties.

Limited Financing

There is no assurance that the Company will achieve additional monies or financing will be available in the future or, if available, will be at favorable terms. In the event that the Company is unable to raise funds through the sale of its shares, the Company will have substantially less funds available to engage in sales of its Salmogenic vaccine business.

The Company may borrow money to finance its future operations, although it does not currently contemplate doing so. Any such borrowing will increase the risk of loss to the investor in the event it is unsuccessful in repaying such loans.

Critical Accounting Policies

Cash and Cash Equivalents
-------------------------

The Company considers all investments with a maturity date of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2011 or 2010.

Revenue Recognition
-------------------

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 13, "Revenue Recognition" and Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") 605-15-25, "Revenue Recognition". In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the years ended December 31, 2011 and 2010, and the period from inception to December 31, 2011, the Company did not report any revenues.

Income Taxes
------------

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

Management has evaluated tax positions in accordance with FASB ASC 740, Income Taxes and has not identified any significant tax positions, other than those disclosed.

Intangible Assets
-----------------

The Company accounts for intangible assets in accordance FASB ASC 350 Intangibles--Goodwill and Other. Intangible assets consist of the Licensing Agreement and is carried at an allocated cost, less accumulated amortization. The Licensing Agreement is amortized over an estimated useful life of 20 years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Our operations do not employ financial instruments or derivatives which are market sensitive. Short term funds are held in non-interest bearing accounts and funds held for longer periods are placed in interest bearing accounts. Large amounts of funds, if available, will be distributed among multiple financial institutions to reduce risk of loss. Our cash holdings do not generate any significant interest income.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The audited financial statements of Global Green, Inc. for the two-years ended December 31, 2011 and 2010 and for the period from Inception through December 31, 2011 starting on page 39.

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures (as defined in Rule 13(a) - 15(e)) are controls and procedures that are designed to ensure that information required to be disclosed by a public company in the reports that if files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES
-----------------------------------

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly- public companies.

ITEM 9B.  OTHER INFORMATION
---------------------------

Not applicable.


                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
----------------------------------------------------------------


                Name                      Age                    Position                        Term
-------------------------------------- ---------- ---------------------------------------- -----------------

     Dr. Mehran P. Ghazvini, DC           48        President, CEO, CFO, Treasurer and          Annual
                                                    Chairman

     Dr. Rene' M. Reed, DC                65        Vice President/Secretary and Director       Annual


Dr. Mehran P. Ghazvini,  DC, President,  CEO, CFO, Treasurer and Chairman of the
Board:

Dr. Ghazvini has been President, CEO, CFO, Treasurer and Chairman of the Board of Global Green, Inc. since December 2010. He has been a doctor of Chiropractic in his own practice, Premier Health Clinic & Rehab of Tallahassee, since 1997. Dr. Ghazvini's education background includes:

     o    Bachelor of Science, University of New York 1994

     o    Doctor of Chiropractic - Life University 1995

     o Doctor of Naturopathic Medicine - Florida College of Integrated Medicine 2003

He serves as CEO for Nutritional Health Institute Laboratories, since 2006.

He is qualified to hold the positions of President, Chief Executive Officer, Chief Financial Officer, Treasurer and Chairman of the Board of the Company based on his involvement in the business since 1982. In the last 29 years he served as officer in business in a range of industries, such as real estate and construction, but has also owned his own chiropractic clinic. Dr. Ghazvini has served as the Chief Executive Officer of the Company's majority shareholder, Nutritional Health Institute Laboratories. As the majority shareholder, NHIL has appointed Dr. Ghazvini as an officer and director for his experience in running and managing well-established and start-up businesses, combined with his knowledge and experience with the development and USDA approval of the Sotomayor vaccine gained from his years with NHIL.

Dr. Rene' M. Reed, DC, Vice President, Secretary and Director:

Dr. Reed has been Vice President, Secretary and Director of the Company since December 2010. Dr. Reed has been in private practice since 1979 as Dr. Rene' M. Reed, DC, DABCO, NMD. Dr. Reed attended the University of Central Florida (formerly Florida Technological University), where he earned his BS in Business Administration - 1972. Dr. Reed's professional qualifications and postgraduate studies include:

     o National College of Chiropractic, Lombard, IL, 5 year program, Doctor of Chiropractic, graduated April 1979

     o    Internship in Orthopedic Surgery,  Cook County Hospital,  Chicago, IL,
          1979

     o Orthopedic Program, Los Angeles College of Chiropractic, 4-year program, 1981-1985

     o    Awarded Fellowship as Board Eligible Chiropractic Orthopedist

     o    Passed Diplomate Chiropractic Orthopedic Boards - Part I, 1988

     o Passed Diplomate Chiropractic Orthopedic Boards - Part II, 1989; earned Postgraduate Degree Status of D.A.B.C.O., Diplomate American Board of Chiropractic Orthopedists course.

     o Florida College of Integrative Medicine, Orlando, FL, Doctor of Naturopathic Medicine (NMD) Nov 2003 (5336 didactic hours; 730 clinical hours in Integrative Family Medicine)

Dr. Reed has been Vice President of NHIL (Nutritional Health Institute Laboratories) since 2006.

Dr. Reed has served as the Vice President of Company's majority shareholder, Nutritional Health Institute Laboratories. As the majority shareholder, NHIL has appointed Dr. Reed as an officer and director for his experience in running and managing well-established and start-up businesses, combined with his knowledge and experience with the development and USDA approval of the Sotomayor vaccine gained from his years with NHIL.

Our officers are spending up to 30 hours per week on our business at this time. At such time as the Company is financially capable of paying salaries, it is anticipated that management will assume full- time roles in the Company's operations and be paid accordingly.

Conflicts of Interest - General.
-------------------------------

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities. While each officer and director of our business is engaged in business activities outside of our business, the amount of time they devote to our business will be up to approximately 30 hours per week.

Conflicts of Interest - Corporate Opportunities
-----------------------------------------------

Presently, no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

Committees of the Board of Directors

The Company is managed under the direction of its board of directors.

The board of directors has no nominating, auditing committee or a compensation committee. Therefore, the selection of person or election to the board of directors was neither independently made nor negotiated at arm's length.

Executive Committee

The members of the Board of Directors serve as its executive committee.

Audit Committee

The members of the Board of Directors serve as its audit committee.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The following table sets forth the fact that officers received a cash salary during the last three fiscal years. The following table sets forth this information by the Company including salary, bonus and certain other compensation to the Company's Chief Executive Officer and named executive officers for the years ended December 31, 2011, 2010 and 2009.



                      SUMMARY EXECUTIVES COMPENSATION TABLE

                                                                    Non-equity    Non-qualified
                                                                    incentive       deferred
                                                Stock    Option        plan       compensation     All other
                              Salary    Bonus   awards   awards    compensation     earnings     compensation      Total
 Name & Position     Year       ($)      ($)      ($)      ($)         ($)             ($)            ($)           ($)
------------------- -------- ---------- ------- -------- -------- --------------- -------------- -------------- ------------
Dr. Mehran P.
Ghazvini, DC,
President, CEO,
CFO,                 2011            0       0        0        0               0              0              0       0
Treasurer
                     2010            0       0        0        0               0              0              0       0
                     2009            0       0        0        0               0              0              0       0

Dr. Rene' M.         2011            0       0        0        0               0              0              0       0
Secretary            2010            0       0        0        0               0              0              0       0
                     2009            0       0        0        0               0              0              0       0


Drs. Ghazvini and Reed do not have employment agreements with the Company nor do they receive compensation for their services from the Company or from the Company's majority shareholder, NHIL.

                              DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executive Compensation Table" during the year ended December 31, 2011:



                   Fees                                                   Non-qualified
                   earned or                                                 deferred
      Name         paid in                                Non-equity       compensation
                      cash     Stock       Option       incentive plan       earnings         All other       Total
                      ($)      awards ($)  awards ($)  compensation ($)        ($)         compensation ($)    ($)
------------------ ----------- ----------- ----------- ----------------- ----------------- ----------------- ---------
Dr. Mehran P.          0           0            0              0                0                  0             0
Ghazvini, DC

Dr. Rene' M.            0          0            0              0                 0                 0             0


All of our officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.

It is possible that situations may arise in the future where the personal interests of the officers and directors may conflict with our interests. Such conflicts could include determining what portion of their working time will be spent on our business and what portion on other business interest. Any transactions between us and entities affiliated with our officers and directors will be on terms which are fair and equitable to us. Our Board of Directors intends to continually review all corporate opportunities to further attempt to safeguard against conflicts of interest between their business interests and our interests.

We have no intention of merging with or acquiring an affiliate, associated person or business opportunity from any affiliate or any client of any such person.

Directors receive no compensation for serving.


                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Global Green does not have a stock option plan as of the date of this filing. There was no grant of stock options to the Chief Executive Officer and other named executive officers during the fiscal years ended December 31, 2010 and 2011.


                   LIMITATION ON LIABILITY AND INDEMNIFICATION

Global Green, Inc. officers and directors are indemnified as provided by the Florida Revised Statutes and the bylaws.

Under the Florida Revised Statutes, director immunity from liability to a company or its shareholders for monetary liabilities applies automatically unless it is specifically limited by a company's Articles of Incorporation. Our Articles of Incorporation do not specifically limit the directors' immunity. Excepted from that immunity are: (a) a willful failure to deal fairly with us or our shareholders in connection with a matter in which the director has a material conflict of interest; (b) a violation of criminal law, unless the director had reasonable cause to believe that his or her conduct was lawful or no reasonable cause to believe that his or her conduct was unlawful; (c) a transaction from which the director derived an improper personal profit; and (d) willful misconduct.

Our bylaws provide that it will indemnify the directors to the fullest extent not prohibited by Florida law; provided, however, that we may modify the extent of such indemnification by individual contracts with the directors and officers; and, provided, further, that we shall not be required to indemnify any director or officer in connection with any proceeding, or part thereof, initiated by such person unless such indemnification: (a) is expressly required to be made by law,
(b) the proceeding was authorized by the board of directors, (c) is provided by us, in sole discretion, pursuant to the powers vested under Florida law or (d) is required to be made pursuant to the bylaws.

Our bylaws provide that it will advance to any person who was, or is a party, or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director or officer of us, or is or was serving at the request of us as a director or executive officer of another company, partnership, joint venture, trust or other enterprise, prior to the final disposition of the proceeding, promptly following request therefore, all expenses incurred by any director or officer in connection with such proceeding upon receipt of an undertaking by or on behalf of such person to repay said amounts if it should be determined ultimately that such person is not entitled to be indemnified under the bylaws or otherwise.

Our bylaws provide that no advance shall be made by us to an officer except by reason of the fact that such officer is, or was, our director in which event this paragraph shall not apply, in any action, suit or proceeding, whether civil, criminal, administrative or investigative, if a determination is reasonably and promptly made: (a) by the board of directors by a majority vote of a quorum consisting of directors who were not parties to the proceeding, or
(b) if such quorum is not obtainable, or, even if obtainable, a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, that the facts known to the decision-making party at the time such determination is made demonstrate clearly and convincingly that such person acted in bad faith or in a manner that such person did not believe to be in or not opposed to the best interests of us.


ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS.
---------------------------


The following table sets forth information with respect to the beneficial ownership of Global Greens' outstanding common stock by:

     o each person who is known by to the Company be the beneficial owner of five percent (5%) or more of the Company's common stock;

     o Global Green's Chief Executive Officer, its other executive officers, and each director as identified in the "Management -- Executive Compensation" section; and

     o    all of the Company's directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of the date of this document into shares of Global Green's common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.


There are currently 3,000,000,000 common shares authorized of which 745,761,432 are outstanding at December 31, 2011.

The  following  sets  forth   information  with  respect  to  our  common  stock
beneficially owned by each Officer and Director, and by all Directors and Officers as a group as of December 31, 2011.



        Title of Class               Name and Address of        Amount and Nature of         Percent of Class
                                    Beneficial Owner (1)          Beneficial Owner
------------------------------- ------------------------------ ------------------------ ----------------------------
Common shares                   Dr. Mehran P. Ghazvini,                    664,717,057                       89.13%
                                President, DC,
                                CEO, CFO, Treasurer  and
                                Director (2)

Common shares                   Dr. Rene' M. Reed, DC, Vice                664,717,057                       89.13%

Common shares                   Nutritional Health Institute               664,717,057                       89.13%

                                                               ------------------------ ----------------------------
All Directors and Executive                                            664,717,057 (2)                       89.13%
Officers as a Group (2
persons)
-------------------------------

     (1) Address is c/o Global Green, Inc., 2820 Remington Green Circle, Tallahassee, Florida 32308.

     (2) Dr. Mehran P. Ghazvini, DC and Dr. Rene' M. Reed, DC are either officers, directors and/or beneficial shareholders of Nutritional Health Institute Laboratories and they disavow any beneficial ownership in the equity in NHIL held by family trusts. Nutritional Health Institute Laboratories holds 664,717,057 shares of common stock directly.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------


Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our founders, directors, executive officers, shareholders or any members of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

NHIL, our majority shareholder, owns the exclusive rights to the Salmogenics Vaccine and a Salmonella Antigen. The Company has received the exclusive rights to finish the final phase of study, manufacture, distribute, market and sell the vaccines by NHIL through a Licensing Agreement with Global Green International, the wholly-owned subsidiary of the Company. Under the Licensing Agreement with NHIL, the Company is responsible for all financial obligations to obtain United States Department of Agriculture ("USDA") approval.

During the year ended December 31, 2010, NHIL, the majority shareholder of the Company paid expenses totaling $5,500 for attorney and stock transfer fees on behalf of the Company. At December 31, 2011 and 2010, the amounts due to related parties were $500 and $5,500, respectively.

Dr. Mehran P. Ghazvini, DC and Dr. Rene' M. Reed, DC, officers and directors of the Company, through direct and indirect ownership, are majority shareholders of
NHIL), the majority shareholder of our Company. As such, they will be able to control the operations and the direction of the Company with very little outside influence.

Drs. Ghazvini and Reed do not hold direct shares of common stock of the Company. However, they are officers, directors and beneficial shareholders of Nutritional Health Institute Laboratories and have the ability to vote the shares of NHIL, our majority shareholder.

     o Dr. Mehran P. Ghazvini, DC owns approximately 50% of NHIL, indirectly through family trusts and has the power to vote those interests on behalf of the trusts; and

     o Dr. Rene' M. Reed, DC owns approximately 16.66% of NHIL, indirectly through family trusts and has the power to vote those interests on behalf of the trusts.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

GENERAL. Accell Audit & Compliance, P.A. ("Accell") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining Accell's independence. The engagement of our independent registered public accounting firm was approved by our audit committee prior to the start of the audit of our consolidated financial statements for the year ended December 31, 2011 and 2010.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2011 and December 31, 2010 by Accell.



                                                                 Year Ended December 31,
                                                          2011                              2010
                                              -----------------------------      ----------------------------
Audit Fees                                               $3,000                              $0

Audit-related Fees                                       $4,750                              $0


Tax Fees                                                   $0                                $0

All Other Fees                                             $0                                $0

                                              -----------------------------      ----------------------------
Total Fees                                               $7,750                              $0


All audit work was performed by the auditors' full time employees.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
-------------------------------------------------

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.



   ------------------ ---------------------------------------------------------------- ----------------------------
   Exhibit Number                               Description
   ------------------ ---------------------------------------------------------------- ----------------------------
   3.1                Articles of Incorporation                                        *
   3.2                Amended Articles of Incorporation - Name Change                  *
   3.3                Amended Articles of Incorporation - Share Increase               *
   3.4                Bylaws                                                           *
   10.1               Share Exchange Agreement                                         *
   10.2               License Agreement                                                *
   10.3               Cost and Evaluation Agreement                                    **
   31.1               Certification of Principal Executive and Accounting Officer      Filed Herewith
   32.1               Certification of Principal Executive and Accounting Officer      Filed Herewith
   99.1               AHPharma, Inc. Executive Summary and Addendum                    *
   101.INS            XBRL Instance Document                                           Filed Herewith (1)
   101.SCH            XBRL Taxonomy Extension Schema Document                          Filed Herewith (1)
   101.CAL            XBRL Taxonomy Extension Calculation Linkbase Document            Filed Herewith (1)
   101.DEF            XBRL Taxonomy Extension Definition Linkbase Document             Filed Herewith (1)
   101.LAB            XBRL Taxonomy Extension Label Linkbase Document                  Filed Herewith (1)
   101.PRE            XBRL Taxonomy Extension presentation Linkbase Document           Filed Herewith (1)
   ------------------ ---------------------------------------------------------------- ----------------------------

*Filed as Exhibits with the Company's S-1 Registration Statement filed with the Securities and Exchange Commission (www.sec.gov), dated June 9, 2011. ** Filed as an Exhibit with the Company's Amended S-1 Registration Statement filed with the Securities and Exchange Commission (www.sec.gov), dated August 24, 2011.

(1) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.



                         Global Green, Inc.
                    (A Development Stage Company)
                     Consolidated Balance Sheet
                     December 31, 2011 and 2010




                                                                        December 31, 2011          December 31, 2010
                                                                      --------------------   --------------------
ASSETS
Current assets
Cash and cash equivalents                                                       $ 103,360                    $ -
Prepaid expenses                                                                    3,188                      -
                                                                      --------------------   --------------------
Total current assets                                                              106,548                      -

Intangible asset, net                                                               6,467                  6,803
                                                                      --------------------   --------------------
Total assets                                                               $      113,015               $  6,803
                                                                      --------------------   --------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued expenses                                                                 $ 17,012                    $ -
Due to shareholders                                                                   500                  5,500
                                                                      --------------------   --------------------
Total liabilities                                                                  17,512                  5,500
                                                                      --------------------   --------------------
Shareholders' equity:
Preferred stock; no par value; 100,000,000                                              -                      -
      shares authorized; no shares outstanding at
      December 31, 2011 or 2010
Common stock; $.00001 par value; 3,000,000,000                                      7,458                  7,345
      shares authorized; 745,761,432 and 734,513,814
      shares issued and outstanding at December 31, 2011
      and 2010, respectively
Additional paid in capital                                                        285,573                   (314)
Deficit accumulated during the development stage                                 (197,528)                (5,728)
                                                                      --------------------   --------------------
       Total shareholders' equity                                                  95,503                  1,303
                                                                      --------------------   --------------------
Total liabilities and shareholders' equity                                 $      113,015               $  6,803
                                                                      --------------------   --------------------

           See accompanying Notes to Financial Statements




                               Global Green, Inc.
                          (A Development Stage Company)
                      Consolidated Statement of Operations
                 For the Years Ended December 31, 2011 and 2010
       and the Period from Inception (July 12, 2004) to December 31, 2011



                                                         Year Ended            Year Ended      Inception to December 31, 2011
                                                      December 31, 2011    December 31, 2010
                                                    ------------------    ------------------   ------------------


REVENUES                                                   $        -                   $ -                  $ -
                                                    ------------------    ------------------   ------------------
OPERATING EXPENSES
   Testing for U.S. Department of                             137,800                     -              137,800
       Agriculture's approval
   Professional fees                                           45,484                 5,000               50,484
   General and administrative                                   6,735                     -                6,735
   Stock transfer agent fees                                    1,421                   500                1,921
   Amortization                                                   336                    28                  364
   Consulting fees                                                  -                   200                  200
   Bank fees                                                       24                     -                   24
                                                    ------------------    ------------------   ------------------
        Total operating expenses                              191,800                 5,728              197,528
                                                    ------------------    ------------------   ------------------
NET LOSS                                                   $ (191,800)             $ (5,728)          $ (197,528)
                                                    ------------------    ------------------   ------------------

 Net loss per share applicable to common                      $ (0.00)              $ (0.00)
   stockholders-- basic and diluted
                                                    ------------------    ------------------
 Weighted average number of shares                        743,293,205           101,674,121
   outstanding - basic and diluted
                                                    ------------------    ------------------
           See accompanying Notes to Financial Statements

                                      F-3



                               Global Green, Inc.
                          (A Development Stage Company)
                        Consolidated Statement of Equity
       For the Period from Inception (July 12, 2004) to December 31, 2011





                                                                                         Deficit
                                                                                        Accumulated
                                                                                        During the        Total
                                           Common         Common       Additional       Development       Shareholders'
                                           Shares          Stock      Paid in Capital     Stage          Equity
                                        --------------  ------------  --------------   -------------  --------------

INCEPTION, July 12, 2004                            -           $ -             $ -             $ -             $ -

   Share issuance, September 2004           3,141,597           314            (314)              -               -
                                        --------------  ------------  --------------   -------------  --------------
BALANCE, December 31, 2004                  3,141,597           314            (314)              -               -
                                        --------------  ------------  --------------   -------------  --------------
BALANCE, December 31, 2005                  3,141,597           314            (314)              -               -
                                        --------------  ------------  --------------   -------------  --------------
BALANCE, December 31, 2006                  3,141,597           314            (314)              -               -
                                        --------------  ------------  --------------   -------------  --------------
BALANCE, December 31, 2007                  3,141,597           314            (314)              -               -
                                        --------------  ------------  --------------   -------------  --------------
BALANCE, December 31, 2008                  3,141,597           314            (314)              -               -
                                        --------------  ------------  --------------   -------------  --------------
BALANCE, December 31, 2009                  3,141,597           314            (314)              -               -

   Recapitalization due to 10 to
    1 stock split                          28,274,370             -               -               -               -
   Stock based compensation                20,000,000           200               -               -             200
   Share issuance                         683,097,847         6,831               -               -           6,831

Net loss                                            -             -               -          (5,728)         (5,728)
                                        --------------  ------------  --------------   -------------  --------------
BALANCE, December 31, 2010                734,513,814         7,345            (314)         (5,728)          1,303

   Share issuance, March 2011              11,247,618           113         285,887               -         286,000

Net loss                                            -             -               -        (191,800)       (191,800)
                                        --------------  ------------  --------------   -------------  --------------
BALANCE, December 31, 2011                745,761,432       $ 7,458       $ 285,573      $ (197,528)       $ 95,503
                                        --------------  ------------  --------------   -------------  --------------

          See accompanying Notes to Financial Statements

                                      F-4





                               Global Green, Inc.
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                 For the Years Ended December 31, 2011 and 2010
       and the Period from Inception (July 12, 2004) to December 31, 2011



                                                                December 31, 2011    December 31, 2010    Inception to
                                                                                                        December 31, 2011
                                                              ------------------    -----------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $ (191,800)            $ (5,728)          $ (197,528)
  Adjustments to reconcile net loss to net cash
    from operating activities:
         Amortization                                                       336                   28                 364
         Stock based compensation                                             -                  200                 200
       Change in assets and liabilities:
Prepaid expenses                                                         (3,188)                   -              (3,188)
Accrued expenses                                                         17,012                                   17,012
         Due to shareholders                                             (5,000)               5,500                 500
                                                              ------------------    -----------------   -----------------

Net cash from operating activities                                     (182,640)                   -            (182,640)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from share issuance                                          286,000                    -             286,000
                                                              ------------------    -----------------   -----------------


NET CHANGE IN CASH                                                      103,360                    -             103,360
CASH, beginning of period                                                     -                    -                   -
                                                              ------------------    -----------------   -----------------

CASH, end of period                                                   $ 103,360                  $ -           $ 103,360
                                                              ------------------    -----------------   -----------------


SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
    Common stock issued for acquisition of
        Global Green International, Inc.                             $ -                 $ 6,831-            $ 6,831
                                                              ------------------    -----------------   -----------------

                                      F-5

     See accompanying Notes to the Financial Statements


                               GLOBAL GREEN, INC.
                          (A development stage company)
                    (Formerly, The Global Tech Assets, Inc.)

                        CONSOLIDATED FINANCIAL STATEMENTS
                        AND INDEPENDENT AUDITORS' REPORT

                           December 31, 2011 and 2010

                                     ACCELL
                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors and Shareholders
Global Green, Inc.

We have audited the accompanying consolidated balance sheets of Global Green, Inc. (a development stage company) and its wholly owned subsidiary (together, the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended and the cumulative period from July 12, 2004 (inception) to December 31, 2011. These financial statements are the responsibility of the Global Green, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluation of the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Green, Inc., as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended and the cumulative period from July 12, 2004 (inception) to December 31, 2011, in conformity with generally accepted accounting principles in effect in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred net losses and negative cash flow from operations since inception. These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about the Company's ability to continue as a going concern.


/S/ Accell Audit & Compliance, P.A.
----------------------------------
Accell Audit & Compliance, P.A.



Tampa, Florida
March 23, 2012

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

               Under the Share Exchange Agreement executed on November 29, 2011, between the Company and Nutritional Health Institute, LLC ("NHIL"), the Company acquired 100% of the issued and outstanding stock of Global Green International, Inc. ("GGII"), a wholly owned subsidiary of NHIL. At the same time, the Company issued approximately 683 million shares of its common stock, representing 93% of the ownership of the Company, to NHIL. After the above mentioned acquisition as per the Share Exchange Agreement, the Company has become a majority-owned subsidiary of NHIL. As the effective control over GGII did not change, in accordance with Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") 805 Business Combinations, GGII is consolidated at its book value (See Note
               4). Prior to November 2010, CGII had no assets or operations, so there is no impact to the historical financial statements.

               GGII, a wholly-owned subsidiary of the Company, has been granted the exclusive worldwide rights (the "Licensing Agreement") to manufacture, distribute, market and sell a Salmonella and Antigen vaccine (the "Vaccine"). The Licensing Agreement was executed between NHIL and GGII before the Company acquired the 100% ownership of GGII and is the only asset of CGII.

               In February 2011, the Vaccine has been entered into the final phase of becoming a United States Department of Agriculture
               ("USDA") approved vaccine for the in ovo vaccination of chicken eggs to provide immunity against Salmonella bacteria. In May 2011, the United States Patent and Trademark Office granted a patent for the method and composition in the Vaccine. In August 2011, an additional patent was granted related to the vaccine.


NOTE 2   GOING CONCERN

               These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. As of December 31, 2011 the Company has incurred net losses of $197,528 since inception (July 12, 2004).

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

NOTE 3   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               Basis of Presentation
               ---------------------
               The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") on the accrual basis of accounting and in compliance with FASB ASC 915, Development Stage Entities. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary in order to make the financial statements not misleading.

               Use of Estimates
               ----------------
               The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the financial statements. The significant accounting policies, estimates and related judgments underlying the Company's financial statements are summarized below. In applying these policies, management makes subjective judgments that frequently require estimates about matters that are inherently uncertain.

               Cash and Cash Equivalents
               -------------------------
               The Company considers all investments with a maturity date of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2011 or 2010.

               Revenue Recognition
               -------------------
               The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and FASB ASC 605-15-25, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues from inception to December 31, 2011.

               Earnings Per Share
               ------------------
               The Company has adopted ASC 260-10-50, Earnings Per Share, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at December 31, 2011 or 2010.

               Concentrations
               --------------
               Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash.

               Occasionally, cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation ("FDIC"). Accordingly, the Company places its cash and cash equivalents with financial institutions considered by management to be of high credit quality. At December 31, 2011, the cash balances were not in excess of amounts insured by the FDIC.

               Income Taxes
               ------------

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

               Recently Issued Accounting Pronouncements

               There are no recently issued accounting pronouncements that are expected to have a significant impact to the Company or its financial statements.

               Subsequent Events
               -----------------
               In accordance with FASB ASC 855, Subsequent Events, the Company evaluated subsequent events through March 23, 2011, the date the financial statements were available for issue.

NOTE 4   INTANGIBLE ASSET

               The Company accounts for its intangible asset in accordance FASB ASC 350 Intangibles--Goodwill and Other. The intangible assets consist of the Licensing Agreement and is carried at an allocated cost, less accumulated amortization. The Licensing Agreement was executed on November 29, 2010 between NHIL and GGII, before the Company acquired the 100% ownership of GGII as described in Note
               1. The provisions in the License Agreement include the Company's responsibilities to protect the Vaccine information and to assume financial responsibilities for the acquisition of USDA approval of the Vaccine. The License Agreement has no expiration date, but is being amortized over the 20 year legal life of the related patent. As the effective control over GGII did not change after acquisition by the Company, in accordance with FASB ASC 805, Business Combinations, the License Agreement is consolidated at the book value.

Company, in accordance with FASB ASC 805, Business Combination, the License Agreement is consolidated at the book value.


      Components of intangible assets at the periods ended are as follows:



                                        December 31,           December 31,
                                           2011                   2010
                                      ------------------------------------------


License agreement                                $ 6,831                $ 6,831
Accumulated amortization                            (364)                   (28)
                                      -------------------    -------------------

                                                 $ 6,467                $ 6,803
                                      -------------------    -------------------


NOTE 5         TAXES

   The components of income tax expense for the periods ended are as follows:

                               For the Year    For the Year  Inception to
                                  Ended           Ended      December 31,
                               December 31,    December 31,      2011
                                   2011          2010         (unaudited)
                             -----------------------------------------------

Current tax expense (benefit)     $ (72,117)    $ (2,153)  $ (74,271)
Deferred tax expense (benefit)            -            -           -
Change in valuation allowance        72,117        2,153      74,271
Use of operating loss carryforward        -            -           -
                                 -----------  ----------- -----------

                                  $       -     $      -   $       -
                                 -----------  ----------- -----------

The difference between income tax expense computed by applying the statutory federal income tax rate to earnings before taxes for the period ended are as follows:

                                For the Year    For the Year  Inception to
                                   Ended           Ended      December 31,
                                December 31,    December 31,      2011
                                    2011          2010         (unaudited)
                               ------------------------------------------------

Pretax loss at federal
  statutory rate                $(65,212)    $ (1,948)  $ (67,161)
State income benefit,
  net of federal                  (6,905)        (205)     (7,111)
Change in valuation
  allowance                       72,117        2,153      74,272
                                 -----------  ----------- -----------

                                     $ -          $ -        $ -
                                 -----------  ----------- -----------

The components of deferred taxes are as follows:

                              For the Year    For the Year
                                  Ended           Ended
                              December 31,    December 31,
                                   2011          2010
                               -------------------------------
Deferred income tax assets:
Operating loss carryforwards       $ 72,117      $ 2,153
Less: Valuation allowance           (72,117)      (2,153)
                                 -----------  -----------

Net deferred tax asset               $ -          $ -
                                 -----------  -----------



NOTE 6         EQUITY

               In April 2010, the Company authorized the issuance of up to 100,000,000 shares of Preferred Stock at no par value. As of December 31, 2011 and 2010, no shares are issued or outstanding.

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

NOTE 7         RELATED PARTY TRANSACTIONS AND COMMITMENTS

               During the period ending December 31, 2010, shareholders of the Company paid expenses totaling $5,500 for attorney and stock transfer fees which are included in Due to Shareholders on the accompanying balance sheet. At December 30, 2011 and 2010, the amounts due to related parties were $500 and $5,500 respectively.

               Through its wholly-owned subsidiary, GGII, the Company has exclusive rights to the Licensing Agreement with NHIL, the
               Company's   majority   shareholder.   In  accordance   with  this
               agreement, GGII assumes the financial responsibility for the acquisition and maintenance of all patents, as well as USDA's approval of the Vaccine.

  NOTE 8       CONTINGENCIES

               During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines than an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of December 31, 2011 and 2010, the Company is not aware of any contingent liabilities that should be reflected in the accompanying financial statements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               GLOBAL GREEN, INC.



/s/Dr. Mehran P. Ghazvini, DC                                    March 29, 2012
------------------------------------------------------------
Dr. Mehran P. Ghazvini, DC
(Chief Executive Officer/Principal Executive Officer
      & Principal Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/Dr. Mehran P. Ghazvini, DC                                    March 29, 2012
------------------------------------------------------------
Dr.  Mehran  P.  Ghazvini,  DC,  Chairman  of the  Board of
Directors


/s/Dr. Rene' M. Reed, DC                                         March 29, 2012
------------------------------------------------------------
Dr. Rene' M. Reed, DC, Director