Form 10-K/A
period 2011-12-31
GLOBAL GREEN INC.
filed 2012-03-30
CIK 1522724

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K/A


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

               Registrant's telephone number, including area code:(850)597-7906

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

There were 745,761,432 shares outstanding of the registrant's Common Stock as of March 27, 2012.





                                TABLE OF CONTENTS

                                                   PART I

ITEM 1                  Business                                                                        1
ITEM 1 A.               Risk Factors                                                                    13
ITEM 1 B.               Unresolved Staff Comments                                                       23
ITEM 2                  Properties                                                                      23
ITEM 3                  Legal Proceedings                                                               23
ITEM 4                  Mine Safety Disclosures                                                         23

                                                  PART II

ITEM 5                  Market for Registrant's Common Equity, Related Stockholder Matters and          24
ITEM 6                  Selected Financial Data                                                         25
ITEM 7                  Management's Discussion and Analysis of Financial Condition and Results of
                        Operations                                                                      25
ITEM 7A                 Quantitative and Qualitative Disclosures About Market Risk                      29
ITEM 8                  Financial Statements and Supplementary Data                                     29
ITEM 9                  Changes in and Disagreements with Accountants on Accounting and Financial
                        Disclosures                                                                     30
ITEM 9A                 Controls and Procedures                                                         30
ITEM 9B                 Other Information                                                               30

                                                  PART III

ITEM 10                 Directors, Executive Officers, and Corporate Governance                         30
ITEM 11                 Executive Compensation                                                          32
ITEM 12                 Security Ownership of Certain Beneficial Owners and Management and Related
                        Stockholder Matters                                                             34

ITEM 13                 Certain Relationships and Related Transactions, and Director Independence       35
ITEM 14                 Principal Accounting Fees and Services                                          36

                                                  PART IV

ITEM 15                 Exhibits, Financial Statement Schedules                                         37
SIGNATURES                                                                                              38


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

As state previously, the Company is in the Phase 4 of the approval process where efficacy testing has been defined as:

     o The vaccine product must be safely commercially manufactured at a USDA approved vaccine manufacturer;

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

          o To see if the vaccine can be used in other circumstances such as a combined treatment with other vaccines. This has been proven at the time of this filing.

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

NHIL holds the following patents and/or patent applications with the United States Patent and Trademark Office:


                                                                     Patent Issuance   Patent Expiration Date
  Patent Number                      Patent Title                         Date
------------------- ----------------------------------------------- ------------------ ------------------------
    7,988,978       Composition and method for controlling           August 2, 2011          August 2027
                    intestinal pathogenic organisms
------------------- ----------------------------------------------- ------------------ ------------------------

    7,935,355       Composition and method for controlling             May 3, 2011          February 2028
                    intestinal pathogenic organisms

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

Two of our Officers and Directors are the majority  shareholders of the Company.
--------------------------------------------------------------------------------
As such there is a possibility of them  controlling the Company to the detriment
--------------------------------------------------------------------------------
of outsiders.
------------

Together, Dr. Mehran P. Ghazvini, DC, NMD and Dr. Rene M. Reed, DC, NMD through direct and indirect ownership, are majority shareholders of Nutritional Health Institute Laboratories ("NHIL"), the majority shareholder of our Company. As such, they will be able to control the operations and the direction of the Company with very little outside influence.

Drs. Ghazvini and Reed do not hold direct shares of common stock of the Company. However, they are officers, directors and beneficial shareholders of Nutritional Health Institute Laboratories and have the ability to vote the shares of NHIL, our majority shareholder.

o Dr. Mehran P. Ghazvini, DC, NMD owns approximately 50% of NHIL, indirectly through family trusts and has the power to vote those interests on behalf of the trusts and disavows any ownership in the equity of NHIL held by family trusts; and

o Dr. Rene M. Reed, DC, NMD owns approximately 16.66% of NHIL, indirectly through family trusts and has the power to vote those interests on behalf of the trusts and disavows any ownership in the equity of NHIL held by family trusts

As such, they are the beneficial holders of the 664,717,057 shares held by NHIL. Through their ownership in NHIL, Drs. Ghazvini and Reed as a group, control approximately 664,717,057 shares of common stock or approximately 89.13% of the voting stock of the Company.

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

We will  depend  upon  management  but we will  have  limited  participation  of
--------------------------------------------------------------------------------
management.
----------

We currently have two individuals who are serving as our officers and directors for up to 30 hours per week combined, each on a part-time basis. Both directors, Dr. Ghazvini, DC, NMD and Dr. Reed, DC, NMD are also acting as our officers. Neither Dr. Ghazvini, DC, NMD nor Dr. Reed, DC, NMD has an employment agreement with the Company. We will be heavily dependent upon their skills, talents, and abilities, as well as several consultants to us, to implement our business plan, and may, from time to time, find that the inability of the officers and directors to devote their full-time attention to our business results in a delay in progress toward implementing our business plan. See "Management." Because investors will not be able to manage our business, they should critically assess all of the information concerning our officers and directors.

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

          c. To see if the vaccine can be used in other circumstances such as a combined treatment with other vaccines, which has been successfully proven, at the time of filing.


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

Recent Sales of Unregistered Securities

We have sold securities within the past two years without registering the securities under the Securities Act of 1933 as shown in the following table:


                    NAME                          COMMON SHARES             CONSIDERATION          DATE OF PURCHASE
============================================== ===================== ============================ ====================
Thomas McCrimmon                                         10,000,000            Services rendered               5/3/10
Saburo Oto                                               10,000,000            Services rendered               5/3/10
Nutritional Health Institute Laboratories, LLC          664,717,057     Share Exchange Agreement             11/30/10
Steve Winn & Judy Winn                                    3,571,348                        $0.03              3/10/11
Steve Winn & Susan Beth Winn                              3,571,348                        $0.03              3/10/11
Raymond G. Behm, Jr.                                        833,333                        $0.03              3/11/11
Sarah D'Angelo                                            1,333,333                        $0.03              3/15/11
Michael A. Piacenza                                         833,333                        $0.03              3/15/11
Roje Investments, LLC                                     1,700,000                        $0.03              3/15/11
Dennis Scott                                              3,124,286                        $0.14              3/15/11
George Springer, Jr.                                        333,333                        $0.03              3/15/11
George A. Stermer, Jr. & Jennifer Foley-Stermer           2,000,000                        $0.03              3/15/11
John Welch                                                1,000,000                        $0.03              3/15/11

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The audited financial statements of Global Green, Inc. for the two-years ended December 31, 2011 and 2010 and for the period from Inception through December 31, 2011 starting on page F-1.

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


                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
----------------------------------------------------------------


                Name                      Age                    Position                        Term
-------------------------------------- ---------- ---------------------------------------- -----------------

     Dr. Mehran P. Ghazvini, DC,NMD       48        President, CEO, CFO, Treasurer and          Annual
                                                    Chairman

     Dr. Rene' M. Reed, DC, NMD           65        Vice President/Secretary and Director       Annual


Dr. Mehran P. Ghazvini, DC, NMD President, CEO, CFO, Treasurer and Chairman of the Board:

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

Dr. Rene' M. Reed, DC, NMD, Vice President, Secretary and Director:

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



                      SUMMARY EXECUTIVES COMPENSATION TABLE

                                                                    Non-equity    Non-qualified
                                                                    incentive       deferred
                                                Stock    Option        plan       compensation     All other
                              Salary    Bonus   awards   awards    compensation     earnings     compensation      Total
 Name & Position     Year       ($)      ($)      ($)      ($)         ($)             ($)            ($)           ($)
------------------- -------- ---------- ------- -------- -------- --------------- -------------- -------------- ------------
Dr. Mehran P.
Ghazvini, DC, NMD
President, CEO,
CFO,                 2011            0       0        0        0               0              0              0       0
Treasurer
                     2010            0       0        0        0               0              0              0       0
                     2009            0       0        0        0               0              0              0       0

Dr. Rene' M.         2011            0       0        0        0               0              0              0       0
Reed, DC, NMD,       2010            0       0        0        0               0              0              0       0
Vice President       2009            0       0        0        0               0              0              0       0
and Secretary


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

                              DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executive Compensation Table" during the year ended December 31, 2011:



                   Fees                                                   Non-qualified
                   earned or                                                 deferred
      Name         paid in                                Non-equity       compensation
                      cash     Stock       Option       incentive plan       earnings         All other       Total
                      ($)      awards ($)  awards ($)  compensation ($)        ($)         compensation ($)    ($)
------------------ ----------- ----------- ----------- ----------------- ----------------- ----------------- ---------
Dr. Mehran P.          0           0            0              0                0                  0             0
Ghazvini, DC, NMD

Dr. Rene' M.           0           0            0              0                0                  0             0
Reed, DC, NMD


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



        Title of Class               Name and Address of        Amount and Nature of         Percent of Class
                                    Beneficial Owner (1)          Beneficial Owner
------------------------------- ------------------------------ ------------------------ ----------------------------
Common shares                   Dr. Mehran P. Ghazvini,                    664,717,057                       89.13%
                                President, DC, NMD
                                CEO, CFO, Treasurer  and
                                Director (2)

Common shares                   Dr. Rene' M. Reed, DC, Vice                664,717,057                       89.13%
                                President, Secretary and Director(2)

Common shares                   Nutritional Health Institute               664,717,057                       89.13%
                                Laboratories(2)

                                                               ------------------------ ----------------------------
All Directors and Executive                                            664,717,057 (2)                       89.13%
Officers as a Group (2
persons)
-------------------------------

     (1) Address is c/o Global Green, Inc., 2820 Remington Green Circle, Tallahassee, Florida 32308.

     (2) Dr. Mehran P. Ghazvini, DC, NMD and Dr. Rene' M. Reed, DC, NMD are either officers, directors and/or beneficial shareholders of Nutritional Health Institute Laboratories and they disavow any beneficial ownership in the equity in NHIL held by family trusts. Nutritional Health Institute Laboratories holds 664,717,057 shares of common stock directly.

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

Dr. Mehran P. Ghazvini, DC, NMD and Dr. Rene' M. Reed, DC, NMD, officers and directors of the Company, through direct and indirect ownership, are majority shareholders of NHIL), the majority shareholder of our Company. As such, they will be able to control the operations and the direction of the Company with very little outside influence.

Drs. Ghazvini and Reed do not hold direct shares of common stock of the Company. However, they are officers, directors and beneficial shareholders of Nutritional Health Institute Laboratories and have the ability to vote the shares of NHIL, our majority shareholder.

     o Dr. Mehran P. Ghazvini, DC, NMD owns approximately 50% of NHIL, indirectly through family trusts and has the power to vote those interests on behalf of the trusts; and

     o Dr. Rene' M. Reed, DC, NMD owns approximately 16.66% of NHIL, indirectly through family trusts and has the power to vote those interests on behalf of the trusts.


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



   ------------------ ---------------------------------------------------------------- ----------------------------
   Exhibit Number                               Description
   ------------------ ---------------------------------------------------------------- ----------------------------
   3.1                Articles of Incorporation                                        *
   3.2                Amended Articles of Incorporation - Name Change                  *
   3.3                Amended Articles of Incorporation - Share Increase               *
   3.4                Bylaws                                                           *
   10.1               Share Exchange Agreement                                         *
   10.2               License Agreement                                                *
   10.3               Cost and Evaluation Agreement                                    **
   31.1               Certification of Principal Executive and Accounting Officer
                      pursuant to Section 302 of the Sarbanes-Oxley Act                Filed Herewith
   32.1               Certification of Principal Executive and Accounting Officer
                      pursuant to Section 906 of the Sarvanes-Oxley Act                Filed Herewith
   99.1               AHPharma, Inc. Executive Summary and Addendum                    *
   101.INS            XBRL Instance Document                                           Filed Herewith (1)
   101.SCH            XBRL Taxonomy Extension Schema Document                          Filed Herewith (1)
   101.CAL            XBRL Taxonomy Extension Calculation Linkbase Document            Filed Herewith (1)
   101.DEF            XBRL Taxonomy Extension Definition Linkbase Document             Filed Herewith (1)
   101.LAB            XBRL Taxonomy Extension Label Linkbase Document                  Filed Herewith (1)
   101.PRE            XBRL Taxonomy Extension presentation Linkbase Document           Filed Herewith (1)
   ------------------ ---------------------------------------------------------------- ----------------------------

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



                                                                December 31, 2011    December 31, 2010    Inception to
                                                                                                        December 31, 2011
                                                              ------------------    -----------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $     (191,800)            $ (5,728)         $ (197,528)
  Adjustments to reconcile net loss to net cash
    from operating activities:
         Amortization                                                       336                   28                 364
         Stock based compensation                                             -                  200                 200
       Change in assets and liabilities:
         Prepaid expenses                                                (3,188)                   -              (3,188)
         Accrued expenses                                                17,012                                   17,012
         Due to shareholders                                             (5,000)               5,500                 500
                                                              ------------------    -----------------   -----------------

Net cash from operating activities                                     (182,640)                   -            (182,640)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from share issuance                                          286,000                    -             286,000
                                                              ------------------    -----------------   -----------------


NET CHANGE IN CASH                                                      103,360                    -             103,360
CASH, beginning of period                                                     -                    -                   -
                                                              ------------------    ----------------    -----------------

CASH, end of period                                                   $ 103,360                  $ -           $ 103,360
                                                              ==================    ================    =================


SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
    Common stock issued for acquisition of
        Global Green International, Inc.                             $        -              $ 6,831           $   6,831
                                                              ==================    ================   ==================

                                      F-5

     See accompanying Notes to the Financial Statements


                               GLOBAL GREEN, INC.
                         (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2011 and 2010

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

               Recently Issued Accounting Pronouncements
               -----------------------------------------

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


                               GLOBAL GREEN, INC.



/s/Dr. Mehran P. Ghazvini, DC, NMD                               March 29, 2012
------------------------------------------------------------
Dr. Mehran P. Ghazvini, DC, NMD
(Chief Executive Officer/Principal Executive Officer
      & Principal Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/Dr. Mehran P. Ghazvini, DC, NMD                               March 29, 2012
------------------------------------------------------------
Dr. Mehran P. Ghazvini, DC, NMD, Chairman of the Board of
Directors


/s/Dr. Rene' M. Reed, DC, NMD                                    March 29, 2012
------------------------------------------------------------
Dr. Rene' M. Reed, DC, NMD Director