Form 10-Q
period 2012-03-31
GLOBAL GREEN INC.
filed 2012-05-09
CIK 1522724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)
 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2012

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

             2820 Remington Green Circle, Tallahassee, Florida 32308
                    (Address of principal executive offices)

                                  850-597-7906
                                  ------------
                         (Registrant's Telephone number)

            (Former Address and phone of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No []

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of May 8, 2012 there were 745,761,432 shares of the registrant's common stock issued and outstanding.




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                  Page
-------  --------------------       -----------                                                  ----

         Consolidated Balance Sheets - March 31, 2012 and December 31, 2011 (Audited)            1

         Consolidated Statements of Operations  -
                  Three months ended March 31, 2012 and 2011 and
                  From Inception (July 12, 2004) to March 31, 2012                               2

         Consolidated Statements of Changes in Shareholders' Equity -
                   From Inception (July 12, 2004) to March 31, 2012                              3

         Consolidated Statements of Cash Flows -
                  Three months ended March 31, 2012 and 2011 and
                  From Inception (July 12, 2004) to March 31, 2012                               4

         Notes to the Consolidated Financial Statements                                          5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              13
                  - Not Applicable

Item 4. Controls and Procedures                                                                  14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                       14

Item 1A.  Risk Factors -  Not Applicable                                                         14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                             14
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                        14

Item 4.  Mine Safety Disclosure - Not Applicable                                                 14

Item 5.  Other Information - Not Applicable                                                      14

Item 6.  Exhibits                                                                                15

SIGNATURES                                                                                       16


                                     PART I

ITEM 1. FINANCIAL STATEMENTS




                            Global Green, Inc.
                        Consolidated Balance Sheet

                                                                                March 31,                  December 31, 2011
                                                                                   2012
                                                                           ---------------------   --------------------------------
Current assets
Cash and cash equivalents                                                              $ 81,295               $ 103,360
Prepaid expenses                                                                          2,125                   3,188
                                                                           ---------------------   ---------------------
Total current assets                                                                     83,420                 106,548

Intangible asset, net                                                                     6,383                   6,467
                                                                           ---------------------   ---------------------
Total assets                                                                           $ 89,803               $ 113,015
                                                                           ---------------------   ---------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued expenses                                                                       $ 21,816                $ 17,012
Due to shareholders                                                                         500                     500
                                                                           ---------------------   ---------------------
Total liabilities                                                                        22,316                  17,512
                                                                           ---------------------   ---------------------
Shareholders' equity:
Preferred stock; no par value; 100,000,000                                                    -                       -
      shares authorized; no shares outstanding at
      March 31, 2012 or December 31, 2011
Common stock; $.00001 par value; 3,000,000,000                                            7,458                   7,458
      shares authorized; 745,761,432 shares issued and
outstanding at March 31, 2012 and December 31, 2011
Additional paid in capital                                                              285,573                 285,573
Deficit accumulated during the development stage                                       (225,544)               (197,528)
                                                                           ---------------------   ---------------------
       Total shareholders' equity                                                        67,487                  95,503
                                                                           ---------------------   ---------------------
Total liabilities and shareholders' equity                                             $ 89,803               $ 113,015
                                                                           ---------------------   ---------------------




                               Global Green, Inc.
                      Consolidated Statement of Operations


                                                           March 31, 2012          March 31, 2011          Inception to
                                                                                                           March 31, 2012
                                                         --------------------    --------------------    --------------------

REVENUES                                                                 $ -                     $ -                     $ -
                                                         --------------------    --------------------    --------------------
OPERATING EXPENSES
   Testing for U.S. Department of                                          -                  50,000                 137,800
       Agriculture's approval
   Professional fees                                                  25,304                   1,500                  75,788
   General and administrative                                          2,478                   1,047                   9,213
   Stock transfer agent fees                                             150                       -                   2,071
   Amortization                                                           84                      84                     448
   Consulting fees                                                         -                       -                     200
   Bank fees                                                               -                      24                      24
                                                         --------------------    --------------------    --------------------
        Total operating expenses                                      28,016                  52,655                 225,544
                                                         --------------------    --------------------    --------------------
NET LOSS                                                           $ (28,016)              $ (52,655)             $ (225,544)
                                                         --------------------    --------------------    --------------------

 Net loss per share applicable to common                             $ (0.00)                $ (0.00)
   stockholders-- basic and diluted
                                                         --------------------    --------------------
 Weighted average number of shares                               745,761,432             735,888,523
   outstanding - basic and diluted
                                                         --------------------    --------------------



                               Global Green, Inc.
                 Consolidated Statement of Shareholders' Equity




                                                                                           Deficit
                                                                                          Accumulated
                                                                                          During the       Total
                                               Common         Common       Additional     Development       Shareholders'
                                               Shares         Stock       Paid in Capital   Stage          Equity
                                            -------------   -----------   ----------------------------  -------------
INCEPTION, July 12, 2004                               -           $ -             $ -            $ -            $ -

   Share issuance, September 2004              3,141,597           314            (314)             -              -
                                            -------------   -----------   -------------  -------------  -------------
BALANCE, December 31, 2004                     3,141,597           314            (314)             -              -
                                            -------------   -----------   -------------  -------------  -------------
BALANCE, December 31, 2005                     3,141,597           314            (314)             -              -
                                            -------------   -----------   -------------  -------------  -------------
BALANCE, December 31, 2006                     3,141,597           314            (314)             -              -
                                            -------------   -----------   -------------  -------------  -------------
BALANCE, December 31, 2007                     3,141,597           314            (314)             -              -
                                            -------------   -----------   -------------  -------------  -------------
BALANCE, December 31, 2008                     3,141,597           314            (314)             -              -
                                            -------------   -----------   -------------  -------------  -------------
BALANCE, December 31, 2009                     3,141,597           314            (314)             -              -

   Recapitalization due to
     10 to 1 stock split                      28,274,370             -               -              -              -
   Stock based compensation                   20,000,000           200               -              -            200
   Share issuance                            683,097,847         6,831               -              -          6,831

Net loss                                               -             -               -         (5,728)        (5,728)
                                            -------------   -----------   -------------  -------------  -------------
BALANCE, December 31, 2010                   734,513,814         7,345            (314)        (5,728)         1,303

   Share issuance, March 2011                 11,247,618           113         285,887              -        286,000

Net loss                                               -             -               -       (191,800)      (191,800)
                                            -------------   -----------   -------------  -------------  -------------
BALANCE, December 31, 2011                   745,761,432         7,458         285,573       (197,528)        95,503

Net loss                                               -             -               -        (28,016)       (28,016)
                                            -------------   -----------   -------------  -------------  -------------
BALANCE, March 31, 2012                      745,761,432       $ 7,458       $ 285,573     $ (225,544)      $ 67,487
                                            -------------   -----------   -------------  -------------  -------------




                               Global Green, Inc.
                      Consolidated Statement of Cash Flows



                                                                 March 31, 2012           March 31, 2011            Inception to
                                                                                                                   March 31, 2012
                                                              ---------------------    ---------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $ (28,016)               $ (52,655)               $ (225,544)
  Adjustments to reconcile net loss to net cash
    from operating activities:
         Amortization                                                         84                       84                      448
         Stock based compensation                                              -                        -                      200
       Change in assets and liabilities:
Prepaid expenses                                                           1,063                        -                   (2,125)
Accrued expenses                                                           4,804                                            21,816
         Due to shareholders                                                   -                   (5,000)                     500
                                                              ---------------------    ---------------------    --------------------
Net cash from operating activities                                       (22,065)                 (57,571)                (204,705)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from share issuance                                                 -                  286,000                  286,000
                                                              ---------------------    ---------------------    --------------------
NET CHANGE IN CASH                                                       (22,065)                 228,429                   81,295
CASH, beginning of period                                                103,360                        -                        -
                                                              ---------------------    ---------------------    --------------------
CASH, end of period                                                     $ 81,295                $ 228,429                 $ 81,295
                                                              ---------------------    ---------------------    --------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
    Common stock issued for acquisition of
        Global Green International, Inc.                                    $ -                      $ -                   $ 6,831
                                                              ---------------------    ---------------------    --------------------

                               Global Green, Inc.
                          (A Development Stage Company)
                 Notes To The Consolidated Financial Statements
                                 March 31, 2012
                                   (Unaudited)


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

               Under the Share Exchange Agreement executed on November 29, 2010, between the Company and Nutritional Health Institute, LLC ("NHIL"), the Company acquired 100% of the issued and outstanding stock of Global Green International, Inc. ("GGII"), a wholly owned subsidiary of NHIL. At the same time, the Company issued approximately 683 million shares of its common stock, representing 93% of the ownership of the Company, to NHIL. After the above mentioned acquisition as per the Share Exchange Agreement, the Company has become a majority-owned subsidiary of NHIL. As the effective control over GGII did not change, in accordance with Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") 805 Business Combinations, GGII is consolidated at its book value (See Note
               4). Prior to November 2010, CGII had no assets or operations, so there is no impact to the historical financial statements.

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

NOTE 2   GOING CONCERN

               These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. As of March 31, 2012, the Company has incurred net losses of $225,544 since inception (July 12, 2004).

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

               Cash and Cash Equivalents

               The Company considers all investments with a maturity date of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2012 or December 31, 2011.

               Revenue Recognition

               The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and FASB ASC 605-15-25, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues from inception to March 31, 2012.

               Earnings Per Share

               The Company has adopted ASC 260-10-50, Earnings Per Share, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at March 31, 2012 or December 31, 2011.

               Concentrations

               Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash.

               Occasionally, cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation ("FDIC"). Accordingly, the Company places its cash and cash equivalents with financial institutions considered by management to be of high credit quality. At March 31, 2012, the cash balances were not in excess of amounts insured by the FDIC.

               Income Taxes

               Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis Additionally, the recognition of future tax benefits, such as net operating loss carryforwards, is required to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

               In the event the future tax consequences of differences between the financial reporting basis and the tax basis of the Company's assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

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

               Subsequent Events

               In accordance with FASB ASC 855, Subsequent Events, the Company evaluated subsequent events through May 8, 2012, the date the financial statements were available for issue.


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


               Components of intangible assets at the periods ended are as follows:


                                          March 31,                 December 31,
                                             2012                      2011
                                      -------------------    -------------------


License agreement                             $ 6,831                 $ 6,831
Accumulated amortization                         (448)                   (364)
                                      -------------------    -------------------

                                              $ 6,383                 $ 6,467
                                      -------------------    -------------------


NOTE 5   TAXES

               The components of income tax expense for the periods ended are as follows:

                                                               Inception to
                                 March 31,      March 31,     March 31, 2012
                                   2012          2011          (unaudited)
                                 -----------------------------------------------

Current tax expense (benefit)     $ (10,534)   $ (19,798)  $ (84,805)
Deferred tax expense (benefit)            -            -           -
Change in valuation allowance        10,534       19,798      84,805
Use of operating loss carryforward        -            -           -
                                 -----------  ----------- -----------

                                     $ -          $ -        $ -
                                 -----------  ----------- -----------

               The difference between income tax expense computed by applying the statutory federal income tax rate to earnings before taxes for the periods ended are as follows:

                                                                   Inception to
                                       March 31,   March 31,      March 31, 2012
                                       2012         2011           (unaudited)
                                 ----------------------------------------------

Pretax loss at federal statutory rate    (9,525)   $ (17,903)  $ (76,686)
State income benefit, net of federal     (1,009)      (1,895)     (8,120)
Change in valuation allowance            10,534       19,798      84,806
                                     -----------  ----------- -----------

                                         $ -          $ -         $ -
                                     -----------  ----------- -----------


               The components of deferred taxes are as follows:

                                    March 31,     December 31,
                                      2012          2011
                                 ------------------------------------
Deferred income tax assets:
Operating loss carryforwards       $ 10,534     $ 72,117
Less: Valuation allowance           (10,534)     (72,117)
                                 -----------  -----------

Net deferred tax asset               $ -          $ -
                                 -----------  -----------


               At March 31, 2012 and December 31, 2011, a valuation allowance was established for the entire amount of the net deferred tax asset as the realization of the deferred tax asset is dependent on future taxable income.

               At  March  31,  2012,   the  Company  had  net   operating   loss
               carryforwards for tax purposes of $225,544, which will expire beginning in 2031, if not previously utilized.


NOTE 6   EQUITY

               In April 2010, the Company authorized the issuance of up to 100,000,000 shares of Preferred Stock at no par value. As of March 31, 2012 and December 31, 2011, no shares are issued or outstanding.

               In May 2010, the Company had a 10-to-1 stock forward split, changing its par value from $.0001 per share to $.00001 per share. Right after the said stock split, the Company issued 20,000,000 shares of its common stock to certain shareholders for services rendered valued at $200. This is recorded as a non-cash expense in the accompanying statement of operations.

               In November 2010 the Company issued approximately 683 million shares of common stock, representing 93% of the ownership of the Company, to NHIL. After the above mentioned issuance, the Company has become a majority-owned subsidiary of NHIL.

               On March 21, 2011, the Company completed a private placement of common stock to accredited investors and raised $286,000 of working capital.

NOTE 7   RELATED PARTY TRANSACTIONS AND COMMITMENTS

               At March 31, 2012 and December 31, 2011, the amounts due to related parties were $500.

               Through its wholly-owned subsidiary, GGII, the Company has exclusive rights to the Licensing Agreement with NHIL, the
               Company's   majority   shareholder.   In  accordance   with  this
               agreement, GGII assumes the financial responsibility for the acquisition and maintenance of all patents, as well as USDA's approval of the Vaccine.


  NOTE 8      CONTINGENCIES

               During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines than an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of March 31, 2012, the Company is not aware of any contingent liabilities that should be reflected in the accompanying financial statements.

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

PLAN OF OPERATIONS
------------------

We had no operations prior to January 2009 and we did not have any revenues during the fiscal years ended December 31, 2011 or through the three months ended March 31, 2012. We have minimal capital, minimal cash, and only our intangible assets consist of our patents and patent applications, business plan, relationships and contacts. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.

Our plan of operations is as follows:

Milestones

2nd Quarter 2012

o Finish with the Final Efficacy Testing filed with the USDA according to Study as a Model test for Regulatory Approval tests required for USDA approval.

o    Continuing Market Development.

o Obtain Establishment License required for manufacturing site, required before a product license will be issued.

3rd Quarter 2012

o    First USDA product licensing submission.

o    USDA creates product file and assigns a Product Code.

o Initiate Vaccine Manufacturing Setup for USDA approved protocol efficacy testing.

4th Quarter 2012

o    USDA Product Outline Review

o Submission of Master Seed to NVSL (USDA/National Veterinary Services Laboratories) for testing.

o    Manufacturing Vaccine batch for Final Efficacy Testing.

o Perform USDA regulatory Effecacy Study and Potency Testing according to Model test.

o    Final Marek's interference study on the final product.

1st Quarter 2013

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

Our Budget for operations in next year is as follows:

The Vaccine- Final Testing for USDA Approval
Final Testing for USDA approval                                        $415,000
Manufacturing Cost of the Vaccine                                      $750,000
Compensation for in-house doctors/scientist                            $150,000

Administration
Marketing/Fundraising                                                  $350,000
Management                                                             $150,000
Legal and accounting                                                    $35,000
Office Overhead/Salaries                                                $45,000
                                                                      ----------
                                                          TOTAL      $1,895,000

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

RESULTS OF OPERATIONS
---------------------

For the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

During the three months ended March 31, 2012 and 2011, the Company did not recognize any revenues from it operational activities. Management does not anticipate recognizing any revenues from the sale of the Salmogenic vaccine, until the final approval of the USDA has been granted and that time the Company will be able to begin sales and marketing efforts.

During the three months ended March 31, 2012, the Company incurred operational expenses of $28,016. During the three months ended March 31, 2011, the Company incurred operational expenses of $52,655. The decrease of $24,639 was a result of a $50,000 decrease in the expenses associated with the testing for USDA approval offset by a $23,804 increase in the Company's professional fees. The increase in professional fees was a result of the filing of the Company's Annual Report and financial statement audit and the development and launch of its website.

During the three months ended March 31, 2012, the Company recognized a net loss of $28,016 compared to a net loss of $52,655 during the three months ended March 31, 2011. The decrease of $24,639 was a direct result of the decrease in operational expenses discussed above.

LIQUIDITY
---------

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2011, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

At March 31, 2012, the Company had total current assets of $83,420, consisting of $81,295 and prepaid expenses of $2,125 and total current liabilities of $22,316, consisting of $21,816 in accrued expenses and $500 due to shareholders. At March 31, 2012, the Company had working capital of $61,104.

During the three months ended March 31, 2012, the Company used $22,065 in funds in it operational activities. During the three months ended March 31, 2012, the Company recognized a net loss of $28,016 which was adjusted for $84 in amortization expense. During the three months ended March 31, 2011, the Company used $57,571 in its operations, a net loss of $52,655 was adjusted for the non-cash item of $84 in amortization expense.

During the three months ended the March 31, 2012 the Company did not receive or use any funds from its financing activities.

During the three months ended March 31, 2011, the Company sold 11,247,618 shares of common stock as part of a private placement at approximately $0.025 per share and received funds of $286,000.

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

Significant Accounting Policies

Revenue Recognition
-------------------

 The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and FASB ASC 605-15-25, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues from inception to March 31, 2012.

 Earnings Per Share
 ------------------

 The Company has adopted ASC 260-10-50, Earnings Per Share, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at March 31, 2012 or March 31, 2011.


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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE.

ITEM 1A.  RISK FACTORS

            Not Applicable to Smaller Reporting Companies.

ITEM 2.  CHANGES IN SECURITIES

                NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                NONE.

ITEM 4.  MINE SAFETY DISCLOSURE

            Not Applicable.

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





                                        GLOBAL GREEN, INC.
                                          (Registrant)



Dated:   May 8, 2012               By: /s/Dr. Mehran P. Ghazvini, DC
                                       ----------------------------------------
                                       Dr.  Mehran P. Ghazvini, DC
                                       (Principal Executive Officer,
                                       Chief Financial Officer and
                                       Principal Accounting  Officer)