Form 10-Q
period 2012-06-30
GLOBAL GREEN INC.
filed 2012-08-14
CIK 1522724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)
 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2012

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

As of August 6, 2012 there were 745,761,432 shares of the registrant's common stock issued and outstanding.




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                Page
                                                                                                ----

         Consolidated Balance Sheets - June 30, 2012 and December 31, 2011 (Audited)             1

         Consolidated Statements of Operations  -
                  Three and Six months ended June 30, 2012 and 2011 and
                  From Inception (July 12, 2004) to June 30, 2012                                2

         Consolidated Statement of Equity -
                   From Inception (July 12, 2004) to June 30, 2012                               3

         Consolidated Statement of Cashflows -
                  Six months ended June 30, 2012 and 2011 and
                  From Inception (July 12, 2004) to June 30, 2012                                4

         Notes to the Financial Statements                                                       5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              13
                  - Not Applicable

Item 4. Controls and Procedures                                                                  14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                       14

Item 1A.  Risk Factors -  Not Applicable                                                         14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                             14
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                        14

Item 4.  Mine Safety Disclosure - Not Applicable                                                 14

Item 5.  Other Information - Not Applicable                                                      14

Item 6.  Exhibits                                                                                15
SIGNATURES                                                                                       16


                                                                PART I

ITEM 1. FINANCIAL STATEMENTS



                            Global Green, Inc.
                      (A Development Stage Company)
                        Consolidated Balance Sheet
                   June 30, 2012 and December 31, 2011

                                                                                 June 30,             December 31, 2011
                                                                                   2012
                                                                           ---------------------   ------------------------
Current assets
Cash and cash equivalents                                                              $ 46,722               $ 103,360
Prepaid expenses                                                                          1,062                   3,188
                                                                           ---------------------   ---------------------
Total current assets                                                                     47,784                 106,548

Intangible asset, net                                                                     6,299                   6,467
                                                                           ---------------------   ---------------------
Total assets                                                                           $ 54,083               $ 113,015
                                                                           ---------------------   ---------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                                                  $ 23,107                $ 17,012
Due to shareholders                                                                         500                     500
                                                                           ---------------------   ---------------------
Total liabilities                                                                        23,607                  17,512
                                                                           ---------------------   ---------------------
Shareholders' equity:
Preferred stock; no par value; 100,000,000                                                    -                       -
      shares authorized; no shares outstanding at
      June 30, 2012 or December 31, 2011
Common stock; $.00001 par value; 3,000,000,000                                            7,458                   7,458
      shares authorized; 745,761,432 shares issued and
outstanding at June 30, 2012 and December 31, 2011
Additional paid in capital                                                              285,573                 285,573
Deficit accumulated during the development stage                                       (262,555)               (197,528)
                                                                           ---------------------   ---------------------
       Total shareholders' equity                                                        30,476                  95,503
                                                                           ---------------------   ---------------------
Total liabilities and shareholders' equity                                             $ 54,083               $ 113,015
                                                                           ---------------------   ---------------------


           See accompanying notes to the Financial Statements.

                                       1



                               Global Green, Inc.
                          (A Development Stage Company)
                      Consolidated Statement of Operations
     For Six and Three Months Ended June 30, 2012 and June 30, 2011 and For
          the Period of Inception (July 12, 2004) through June 30, 2012
                                   (Unaudited)


                                              Six months ended June 30,       Three months ended June 30,   Inception to
                                                2012            2011             2012            2011       June 30, 2012
                                           -------------------------------- -------------------------------- ----------------


REVENUES                                         $       -        $      -          $     -         $     -         $      -
                                           -------------------------------- -------------------------------- ----------------
OPERATING EXPENSES
   Testing for U.S. Department of                        -         137,800                -          87,800          137,800
       Agriculture's approval
   Professional fees                                45,145          14,019           19,841          12,519           95,629
   General and administrative                       13,782           1,497           11,304             450           20,517
   Consulting fees                                   5,000               -            5,000               -            5,200
   Stock transfer agent fees                           882             631              732             631            2,803
   Amortization                                        168             168               84              84              532
   Bank fees                                            50              24               50               -               74
                                           -------------------------------- -------------------------------- ----------------
        Total operating expenses                    65,027         154,139           37,011         101,484          262,555
                                           -------------------------------- -------------------------------- ----------------
NET LOSS                                         $ (65,027)     $ (154,139)       $ (37,011)     $ (101,484)      $ (262,555)
                                           -------------------------------- -------------------------------- ----------------

 Net loss per share applicable to
common stockholders - basic and                  $(0.00)        $ (0.00)           $ (0.00)      $ (0.00)
                                           -------------------------------- --------------------------------
 Weighted average number of shares             745,761,432     740,762,491      745,761,432     745,761,432
   outstanding - basic and diluted
                                           -------------------------------- --------------------------------

     See accompanying Notes to Financial Statements.

                                       2



                               Global Green, Inc.
                          (A Development Stage Company)
                        Consolidated Statement of Equity
        For the Period of Inception (July 12, 2004) through June 30, 2012
                                   (Unaudited)



                                                                                        Deficit
                                                                                       Accumulated
                                                                                        During the      Total
                                               Common         Common      Additional    Development   Shareholders'
                                               Shares         Stock       Paid in          Stage        Equity
                                                                          Capital
                                            -------------   -----------   -----------  -----------   -------------

INCEPTION, July 12, 2004                               -           $ -           $ -          $ -             $ -

   Share issuance, September 2004              3,141,597           314          (314)           -               -
                                            -------------   -----------   -----------  -----------   -------------
BALANCE, December 31, 2004                     3,141,597           314          (314)           -               -
                                            -------------   -----------   -----------  -----------   -------------
BALANCE, December 31, 2005                     3,141,597           314          (314)           -               -
                                            -------------   -----------   -----------  -----------   -------------
BALANCE, December 31, 2006                     3,141,597           314          (314)           -               -
                                            -------------   -----------   -----------  -----------   -------------
BALANCE, December 31, 2007                     3,141,597           314          (314)           -               -
                                            -------------   -----------   -----------  -----------   -------------
BALANCE, December 31, 2008                     3,141,597           314          (314)           -               -
                                            -------------   -----------   -----------  -----------   -------------
BALANCE, December 31, 2009                     3,141,597           314          (314)           -               -

   Recapitalization due to 10 to 1
     stock split                              28,274,370             -             -            -               -
   Stock based compensation                   20,000,000           200             -            -             200
   Share issuance                            683,097,847         6,831             -            -           6,831

Net loss                                               -             -             -       (5,728)         (5,728)
                                            -------------   -----------   -----------  -----------   -------------
BALANCE, December 31, 2010                   734,513,814         7,345          (314)      (5,728)          1,303

   Share issuance, March 2011                 11,247,618           113       285,887            -         286,000

Net loss                                               -             -             -     (191,800)       (191,800)
                                            -------------   -----------   -----------  -----------   -------------
BALANCE, December 31, 2011                   745,761,432         7,458       285,573     (197,528)         95,503

Net loss                                               -             -             -      (28,016)        (28,016)
                                            -------------   -----------   -----------  -----------   -------------
BALANCE, March 31, 2012                      745,761,432         7,458       285,573     (225,544)         67,487

Net loss                                               -             -             -      (37,011)        (37,011)
                                            -------------   -----------   -----------  -----------   -------------
BALANCE, June 30, 2012                       745,761,432       $ 7,458     $ 285,573   $ (262,555)       $ 30,476
                                            -------------   -----------   -----------  -----------   -------------

         See accompanying notes to the financial statements.





                               Global Green, Inc.
                          (A Development Stage Company)
                       Consolidated Statement of Cashflows
      For the Six Months Ended June 30, 2012 and June 30, 2011 and For the
            Period of Inception (July 12, 2004) through June 30, 2012
                                   (Unaudited)



                                                                 June 30, 2012            June 30, 2011             Inception to
                                                                                                                   June 30, 2012
                                                              ---------------------    ---------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $ (65,027)              $ (154,139)             $ (262,555)
  Adjustments to reconcile net loss to net cash
    from operating activities:
         Amortization                                                          168                      168                     532
         Stock based compensation                                                -                        -                     200
       Change in assets and liabilities
Prepaid expenses                                                             2,126                        -                  (1,062)
Accounts payable and accrued expenses                                        6,095                                           23,107
         Due to shareholders                                                     -                   (5,000)                    500
                                                              ---------------------    ---------------------    --------------------
Net cash from operating activities                                         (56,638)                (158,971)               (239,278)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from share issuance                                                   -                  286,000                 286,000
                                                              ---------------------    ---------------------    --------------------
NET CHANGE IN CASH                                                         (56,638)                 127,029                  46,722
CASH, beginning of period                                                  103,360                        -                       -
                                                              ---------------------    ---------------------    --------------------
CASH, end of period                                                       $ 46,722                $ 127,029                $ 46,722
                                                              ---------------------    ---------------------    --------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
    Common stock issued for acquisition of
        Global Green International, Inc.                                  $ -                     $   6,831                $  6,831
                                                              ---------------------    ---------------------    --------------------

           See accompanying notes to the financial statements.

                               Global Green, Inc.
                          (A Development Stage Company)
                 Notes To The Consolidated Financial Statements
                                  June 30, 2012
                                   (Unaudited)


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


NOTE 2   GOING CONCERN

               These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. As of June 30, 2012, the Company has incurred net losses of $262,555 since inception (July 12, 2004).

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

               Cash and Cash Equivalents
               -------------------------

               The Company considers all investments with a maturity date of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2012 or December 31, 2011.

               Revenue Recognition
               -------------------

               The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and FASB ASC 605-15-25, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues from inception to June 30, 2012.

               Earnings Per Share
               ------------------

               The Company has adopted ASC 260-10-50, Earnings Per Share, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at June 30, 2012 or December 31, 2011.

               Concentrations
               --------------

               Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash.

               Occasionally, cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation ("FDIC"). Accordingly, the Company places its cash and cash equivalents with financial institutions considered by management to be of high credit quality. At June 30, 2012, the cash balances were not in excess of amounts insured by the FDIC.

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

               Subsequent Events
               -----------------

               In accordance with FASB ASC 855, Subsequent Events, the Company evaluated subsequent events through July 27, 2012, the date the financial statements were available for issue.


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



            Components of intangible assets at the periods ended are as follows:
                                            June 30,           December 31,
                                              2012                 2011
                                       -------------------- --------------------
License agreement                                $   6,831            $   6,831
Accumulated amortization                             (532)                (364)
                                       -------------------- --------------------
                                                 $   6,229            $   6,467
                                       =========================================

NOTE 5   TAXES

               The components of income tax expense for the periods ended are as follows:

                                                                                                  Inception to June
                                                              June 30, 2012     June 30, 2011         30, 2012
                                                             ----------------- ----------------- --------------------
             Current tax benefit (expense)                   $       (24,450)  $       (57,956)  $  (98,722)
             Deferred tax benefit (expense)
                                                                           -                 -            -
             Change in valuation allowance                            24,450            57,956       98,722
             Use of operating loss carryforward
                                                                           -                 -            -
                                                             ----------------- ----------------- --------------------
                                                             $             -   $             -   $        -
                                                             ========================================================

               The difference between income tax expense computed by applying the statutory federal income tax rate to earnings before taxes for the periods ended are as follows:

                                                                                                     Inception to June
                                                                  June 30, 2012    June 30, 2011         30, 2012
                                                                 ---------------- ----------------- --------------------
             Pretax loss at federal statutory rate               $ (22,109)      $     (52,407)     $  (89,270)

             State income benefit, net of federal benefit           (2,341)            ( 5,549)        ( 9,452)

             Change in valuation allowance                          24,450              57,956          98,722
                                                                 ---------------- ----------------- --------------------
                                                                 $      -         $          -       $       -
                                                                 =======================================================

               The components of deferred taxes are as follows:

                                            June 30,           December 31,
                                              2012                 2011
                                       -------------------- --------------------
Deferred income tax assets:
   Operating loss carryforwards                 $  98,722           $   74,272
   Less: valuation allowance                      (98,722)             (74,272)
                                       -------------------- --------------------
Net deferred tax asset                          $      -            $      -
                                       =========================================
               At June 30, 2012 and December 31, 2011, a valuation allowance was established for the entire amount of the net deferred tax asset as the realization of the deferred tax asset is dependent on future taxable income.

               At  June  30,   2012,   the  Company  had  net   operating   loss
               carryforwards for tax purposes of $262,555, which will expire beginning in 2031, if not previously utilized.


NOTE 6        EQUITY

               In April 2010, the Company authorized the issuance of up to 100,000,000 shares of Preferred Stock at no par value. As of June 30, 2012 and December 31, 2011, no shares are issued or outstanding.

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

NOTE 7         RELATED PARTY TRANSACTIONS AND COMMITMENTS

               At June 30, 2012 and December 31, 2011, the amounts due to related parties were $500.

               Through its wholly-owned subsidiary, GGII, the Company has exclusive rights to the Licensing Agreement with NHIL, the
               Company's   majority   shareholder.   In  accordance   with  this
               agreement, GGII assumes the financial responsibility for the acquisition and maintenance of all patents, as well as USDA's approval of the Vaccine.


NOTE 8   CONTINGENCIES

               During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines than an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of June 30, 2012, the Company is not aware of any contingent liabilities that should be reflected in the accompanying financial statements.

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

Milestones
----------

3rd Quarter 2012

o Finish with the Final Efficacy Testing filed with the USDA according to Study as a Model test for Regulatory Approval tests required for USDA approval.
o             Continuing Market Development.
o Obtain Establishment License required for manufacturing site, required before a product license will be issued.

4th Quarter 2012

o First USDA  product  licensing  submission.
o USDA  creates  product file and assigns a Product Code.
o Initiate Vaccine Manufacturing Setup for USDA approved protocol efficacy testing.

1st Quarter 2013

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

RESULTS OF OPERATIONS
---------------------

For the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2012

During the three months ended June 30, 2012 and 2011, the Company did not recognize any revenues from it operational activities. Management does not anticipate recognizing any revenues from the sale of the Salmogenic vaccine, until the final approval of the USDA has been granted and that time the Company will be able to begin sales and marketing efforts.

During the three months ended June 30, 2012, the Company incurred operational expenses of $37,011. During the three months ended June 30, 2011, the Company incurred operational expenses of $101,484. The decrease of $64,473 was a result of a $87,800 decrease in the expenses associated with the testing for USDA approval offset by a $7,322 increase in the Company's professional fees, a $10,854 increase in general administrative expense and a $5,000 increase in consulting fees. The increase in professional fees was a result of the filing of the Company's Annual Report and financial statement audit and the development and launch of its website.

During the three months ended June 30, 2012, the Company recognized a net loss of $37,011 compared to a net loss of $101,484 during the three months ended June 30, 2011. The decrease of $64,473 was a direct result of the decrease in operational expenses discussed above.

For the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2012

During the six months ended June 30, 2012 and 2011, the Company did not recognize any revenues from it operational activities. Management does not anticipate recognizing any revenues from the sale of the Salmogenic vaccine, until the final approval of the USDA has been granted and that time the Company will be able to begin sales and marketing efforts.

During the six months ended June 30, 2012, the Company incurred operational expenses of $65,027. During the six months ended June 30, 2011, the Company incurred operational expenses of $154,139. The decrease of $89,112 was a result of a $137,800 decrease in the expenses associated with the testing for USDA approval offset by a $31,126 increase in the Company's professional fees, a $12,285 increase in general administrative expense and a $5,000 increase in consulting fees. The increase in professional fees was a result of the filing of the Company's Annual Report and financial statement audit and the development and launch of its website.

During the six months ended June 30, 2012, the Company recognized a net loss of $65,027 compared to a net loss of $154,139 during the six months ended June 30, 2011. The decrease of $89,112 was a direct result of the decrease in operational expenses discussed above.

LIQUIDITY
---------

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2011, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

At June 30, 2012, the Company had total current assets of $47,784, consisting of $46,722 and prepaid expenses of $1,062 and total current liabilities of $23,607, consisting of $23,107 in accrued expenses and $500 due to shareholders. At June 30, 2012, the Company had working capital of $24,177.

During the six months ended June 30, 2012, the Company used $56,638 in funds in it operational activities. During the six months ended June 30, 2012, the Company recognized a net loss of $65,027 which was adjusted for $168 in amortization expense. During the six months ended June 30, 2011, the Company used $56,638 in its operations, a net loss of $154,139 was adjusted for the non-cash item of $168 in amortization expense.

During the six months ended the June 30, 2012 the Company did not receive or use any funds from its financing activities.

During the six months ended June 30, 2011, the Company sold 11,247,618 shares of common stock as part of a private placement at approximately $0.025 per share and received funds of $286,000.

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

Significant Accounting Policies

Revenue Recognition
-------------------
 The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and FASB ASC 605-15-25, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues from inception to June 30, 2012.

 Earnings Per Share
 ------------------
 The Company has adopted ASC 260-10-50, Earnings Per Share, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at June 30, 2012 or June 30, 2011.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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





                                                        GLOBAL GREEN, INC.
                                                         (Registrant)



Dated:   August __, 2012                 By:Dr. Mehran P. Ghazvini
                                           -------------------------------------
                                            Dr.  Mehran P. Ghazvini, DC
                                            (Principal Executive Officer, Chief
                                            Financial Officer and Principal
                                            Accounting  Officer)
                                       16