Form 10-Q
period 2012-09-30
GLOBAL GREEN INC.
filed 2012-11-15
CIK 1522724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)
 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2012

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

As of November 5, 2012 there were 745,761,432 shares of the registrant's common stock issued and outstanding.



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                Page
                                                                                               ----

         Balance Sheets - September 30, 2012 and December 31, 2011 (Audited)                     1

         Statements of Operations  -
                  Nine and Three months ended September 30, 2012 and 2011 and
                  From Inception (July 12, 2004) to September 30, 2012                           2

         Statements of Changes in Shareholders' Equity -
                   From Inception (July 12, 2004) to September 30, 2012                          3

         Statements of Cash Flows -
                  Nine months ended June 30, 2012 and 2011 and
                  From Inception (July 12, 2004) to September 30, 2012                           4

         Notes to the Financial Statements                                                       5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              13
                  - Not Applicable

Item 4. Controls and Procedures                                                                  14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                       14

Item 1A.  Risk Factors -  Not Applicable                                                         14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                             14
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                        14

Item 4.  Mine Safety Disclosure - Not Applicable                                                 14

Item 5.  Other Information - Not Applicable                                                      14

Item 6.  Exhibits                                                                                15
SIGNATURES                                                                                       16


                                                                PART I

ITEM 1. FINANCIAL STATEMENTS



                            Global Green, Inc.
                        Consolidated Balance Sheet

                                                                                September 30,         December 31, 2011
                                                                                    2012
                                                                           ---------------------   ---------------------
ASSETS
Current assets
Cash and cash equivalents                                                              $ 17,431               $ 103,360
Prepaid expenses                                                                          1,500                   3,188
                                                                           ---------------------   ---------------------
Total current assets                                                                     18,931                 106,548

Intangible asset, net                                                                     6,215                   6,467
                                                                           ---------------------   ---------------------
Total assets                                                                     $ 25,146                $ 113,015
                                                                           ---------------------   ---------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                                                  $ 20,355                $ 17,012
Due to shareholders                                                                         500                     500
                                                                           ---------------------   ---------------------
Total liabilities                                                                        20,855                  17,512
                                                                           ---------------------   ---------------------
Shareholders' equity:
Preferred stock; no par value; 100,000,000                                                    -                       -
      shares authorized; no shares outstanding at
      September 30, 2012 or December 31, 2011
Common stock; $.00001 par value; 3,000,000,000                                            7,458                   7,458
      shares authorized; 745,761,432 shares issued and
outstanding at September 30, 2012 and December 31, 2011
Additional paid in capital                                                              285,573                 285,573
Deficit accumulated during the development stage                                       (288,740)               (197,528)
                                                                           ---------------------   ---------------------
       Total shareholders' equity                                                         4,291                  95,503
                                                                           ---------------------   ---------------------
Total liabilities and shareholders' equity                                       $ 25,146                $ 113,015
                                                                           ---------------------   ---------------------




                               Global Green, Inc.
                      Consolidated Statement of Operations



                                         Nine months ended September 30,    Three months ended September 30,
                                              2012             2011             2012              2011         Inception to
                                                                                                              September 30, 2012
                                         ---------------   --------------   --------------    --------------   ----------------

REVENUES                                       $ -              $ -           $ -              $ -             $ -
                                         ---------------   --------------   --------------    --------------   --------------
OPERATING EXPENSES
   Testing for U.S. Department of                     -          137,800                -                 -          137,800
       Agriculture's approval
   Professional fees                             60,943           21,472           15,798             7,453          111,427
   General and administrative                    17,861            1,692            4,079               195           24,596
   Consulting fees                               10,000                -            5,000                 -           10,200
   Stock transfer agent fees                      2,081              946            1,199               315            4,002
   Amortization                                     252              252               84                84              616
   Bank fees                                         75               24               25                 -               99
                                         ---------------   --------------   --------------    --------------   --------------
        Total operating expenses                 91,212          162,186           26,185             8,047          288,740
                                         ---------------   --------------   --------------    --------------   --------------
NET LOSS                                      $ (91,212)      $ (162,186)       $ (26,185)         $ (8,047)      $ (288,740)
                                         ---------------   --------------   --------------    --------------   --------------

 Net loss per share applicable to common        $ (0.00)         $ (0.00)         $ (0.00)          $ (0.00)
   stockholders-- basic and diluted
                                         ---------------   --------------   --------------    --------------
 Weighted average number of shares          745,761,432      742,897,647      745,761,432       745,761,432
   outstanding - basic and diluted
                                         ---------------   --------------   --------------    --------------



                               Global Green, Inc.
                 Consolidated Statement of Shareholders' Equity



                                                                                        Deficit
                                                                                       Accumulated
                                                                                        During the      Total
                                               Common         Common      Additional    Development   Shareholders'
                                               Shares         Stock     Paid in Capital  Stage          Equity
                                            -------------   -----------   ------------------------   -------------
INCEPTION, July 12, 2004                               -           $ -           $ -          $ -             $ -

   Share issuance, September 2004              3,141,597           314          (314)           -               -
                                            -------------   -----------   -----------  -----------   -------------
BALANCE, December 31, 2004                     3,141,597           314          (314)           -               -
                                            -------------   -----------   -----------  -----------   -------------
BALANCE, December 31, 2005                     3,141,597           314          (314)           -               -
                                            -------------   -----------   -----------  -----------   -------------
BALANCE, December 31, 2006                     3,141,597           314          (314)           -               -
                                            -------------   -----------   -----------  -----------   -------------
BALANCE, December 31, 2007                     3,141,597           314          (314)           -               -
                                            -------------   -----------   -----------  -----------   -------------
BALANCE, December 31, 2008                     3,141,597           314          (314)           -               -
                                            -------------   -----------   -----------  -----------   -------------
BALANCE, December 31, 2009                     3,141,597           314          (314)           -               -

   Recapitalization due to 10 to 1
    stock split                               28,274,370             -             -            -               -
   Stock based compensation                   20,000,000           200             -            -             200
   Share issuance                            683,097,847         6,831             -            -           6,831

Net loss                                               -             -             -       (5,728)         (5,728)
                                            -------------   -----------   -----------  -----------   -------------
BALANCE, December 31, 2010                   734,513,814         7,345          (314)      (5,728)          1,303

   Share issuance, March 2011                 11,247,618           113       285,887            -         286,000

Net loss                                               -             -             -     (191,800)       (191,800)
                                            -------------   -----------   -----------  -----------   -------------
BALANCE, December 31, 2011                   745,761,432         7,458       285,573     (197,528)         95,503

Net loss                                               -             -             -      (28,016)        (28,016)
                                            -------------   -----------   -----------  -----------   -------------
BALANCE, March 31, 2012                      745,761,432         7,458       285,573     (225,544)         67,487

Net loss                                               -             -             -      (37,011)        (37,011)
                                            -------------   -----------   -----------  -----------   -------------
BALANCE, June 30, 2012                       745,761,432         7,458       285,573     (262,555)         30,476

Net loss                                               -             -             -      (26,185)        (26,185)
                                            -------------   -----------   -----------  -----------   -------------
BALANCE, September 30, 2012                  745,761,432       $ 7,458     $ 285,573   $ (288,740)        $ 4,291
                                            -------------   -----------   -----------  -----------   -------------




                               Global Green, Inc.
                            Statement of Cash Flows



                                                            September 30, 2012      September 30, 2011      Inception to
                                                                                                         September 30, 2012
                                                          --------------------    -------------------    --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $      (91,212)             $ (162,186)            $ (288,740)
  Adjustments to reconcile net loss to net cash
    from operating activities:
         Amortization                                                     252                    252                     616
         Stock based compensation                                           -                      -                     200
       Change in assets and liabilities:
Prepaid expenses                                                        1,688                      -                  (1,500)
Accounts payable and accrued expenses                                   3,343                  5,000                  20,355
         Due to shareholders                                                -                 (5,000)                    500
                                                          --------------------    -------------------    --------------------
Net cash from operating activities                                    (85,929)              (161,934)               (268,569)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from share issuance                                              -                286,000                 286,000
                                                          --------------------    -------------------    --------------------
NET CHANGE IN CASH                                                    (85,929)               124,066                  17,431
CASH, beginning of period                                             103,360                      -                       -
                                                          --------------------    -------------------    --------------------
CASH, end of period                                                  $ 17,431              $ 124,066                $ 17,431
                                                          --------------------    -------------------    --------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
    Common stock issued for acquisition of
        Global Green International, Inc.                             $ -                   $   6,831              $ 6,831 31
                                                          --------------------    -------------------    --------------------

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

               Under the Share Exchange Agreement executed on November 29, 2010, between the Company and Nutritional Health Institute, LLC ("NHIL"), the Company acquired 100% of the issued and outstanding stock of Global Green International, Inc. ("GGII"), a wholly owned subsidiary of NHIL. At the same time, the Company issued approximately 683 million shares of its common stock, representing 93% of the ownership of the Company, to NHIL. After the above mentioned acquisition as per the Share Exchange Agreement, the Company has become a majority-owned subsidiary of NHIL. As the effective control over GGII did not change, in accordance with Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") 805 Business Combinations, GGII is consolidated at its book value (See Note
               4). Prior to November 2010, GGII had no assets or operations, so there is no impact to the historical financial statements.

               GGII, a wholly-owned subsidiary of the Company, has been granted the exclusive worldwide rights (the "Licensing Agreement") to manufacture, distribute, market and sell a Salmonella and Antigen vaccine (the "Vaccine"). The Licensing Agreement was executed between NHIL and GGII before the Company acquired the 100% ownership of GGII and is the only asset of GGII.

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

NOTE 2   going concern

               These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. As of September 30, 2012, the Company has incurred net losses of $288,740 since inception (July 12, 2004).

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

               Cash and Cash Equivalents
               -------------------------
               The Company considers all investments with a maturity date of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2012 or December 31, 2011.

               Revenue Recognition
               -------------------
               The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and FASB ASC 605-15-25, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues from inception to September 30, 2012.

               Earnings Per Share
               ------------------
               The Company has adopted ASC 260-10-50, Earnings Per Share, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at September 30, 2012 or December 31, 2011.

               Concentrations
               --------------
               Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash.

               Occasionally, cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation ("FDIC"). Accordingly, the Company places its cash and cash equivalents with financial institutions considered by management to be of high credit quality. At September 30, 2012, the cash balances were not in excess of amounts insured by the FDIC.

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

               Subsequent Events
               -----------------
               In accordance with FASB ASC 855, Subsequent Events, the Company evaluated subsequent events through October 29, 2012, the date the financial statements were available for issue.


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

            Components of intangible assets at the periods ended are as follows:

                                          September 30,        December 31,
                                              2012                 2011
                                       -------------------- --------------------
License agreement                                $   6,831            $   6,831
Accumulated amortization                              (616)                (364)
                                       -------------------- --------------------
                                                 $   6,215            $   6,467
                                       =========================================

NOTE 5   TAXES

The components of income tax expense for the periods ended are as follows:



                                                               September 30,                           Inception to
                                                                   2012         September 30, 2011  September 30, 2012
                                                             ------------------ ------------------- --------------------
             Current tax benefit (expense)                   $       (34,296)   $       (60,982)    $ (108,567)
             Deferred tax benefit (expense)                              -                  -             -
             Change in valuation allowance                             34,29             60,982        108,567
             Use of operating loss carryforward                          -                  -              -
                                                             ------------------ ------------------- --------------------
                                                             $           -      $          -        $      -

                                                             ===========================================================

               The difference between income tax expense computed by applying the statutory federal income tax rate to earnings before taxes for the periods ended are as follows:


                                                                   September 30,      September 30,       Inception to
                                                                       2012               2011         September 30, 2012
                                                                 ------------------ ------------------ --------------------
             Pretax loss at federal statutory rate               $       (31,012)   $       (55,143)   $(98,172)
             State income benefit, net of federal benefit                 (3,284)            (5,839)    (10,395)
             Change in valuation allowance                                 34,296             60,932    108,567
                                                                 ------------------ ------------------ --------------------
                                                                 $           -      $           -      $    -
                                                                 ==========================================================
               The components of deferred taxes are as follows:



                                          September 30,        December 31,
                                              2012                 2011
                                       -------------------- --------------------
Deferred income tax assets:
   Operating loss carryforwards                $   108,567           $   74,272
   Less: valuation allowance                      (108,567)             (74,272)
                                       -------------------- --------------------
Net deferred tax asset                            $      -             $      -
                                       -------------------- --------------------


               At September 30, 2012 and December 31, 2011, a valuation allowance was established for the entire amount of the net deferred tax asset as the realization of the deferred tax asset is dependent on future taxable income.

               At September 30, 2012, the Company had net operating loss carryforwards for tax purposes of $288,740, which will expire beginning in 2031, if not previously utilized.

NOTE 6   Equity

               In April 2010, the Company authorized the issuance of up to 100,000,000 shares of Preferred Stock at no par value. As of September 30, 2012 and December 31, 2011, no shares are issued or outstanding.

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

NOTE 7   RELAted party transactions And commitments

               At September 30, 2012 and December 31, 2011, the amounts due to related parties were $500.

               Through its wholly-owned subsidiary, GGII, the Company has exclusive rights to the Licensing Agreement with NHIL, the
               Company's   majority   shareholder.   In  accordance   with  this
               agreement, GGII assumes the financial responsibility for the acquisition and maintenance of all patents, as well as USDA's approval of the Vaccine.

  NOTE 8     Contingencies

               During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines than an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of September 30, 2012, the Company is not aware of any contingent liabilities that should be reflected in the accompanying financial statements.

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

4th  Quarter 2012

o Finish with the Final Efficacy Testing filed with the USDA according to Study as a Model test for Regulatory Approval tests required for USDA approval.

o    Continuing Market Development.

o Obtain Establishment License required for manufacturing site, required before a product license will be issued.

1st Quarter 2013

o First USDA product licensing submission. o USDA creates product file and assigns a Product Code.

o Initiate Vaccine Manufacturing Setup for USDA approved protocol efficacy testing.

2nd Quarter 2013

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

RESULTS OF OPERATIONS
---------------------

For the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2012

During the three months ended September 30, 2012 and 2011, the Company did not recognize any revenues from it operational activities. Management does not anticipate recognizing any revenues from the sale of the Salmogenic vaccine, until the final approval of the USDA has been granted and that time the Company will be able to begin sales and marketing efforts.

During the three months ended September 30, 2012, the Company incurred operational expenses of $26,185. During the three months ended September 30, 2011, the Company incurred operational expenses of $8,047. The increase of $18,138 was a result of a $8,345 increase in the Company's professional fees, a $3,884 increase in general administrative expense, a $5,000 increase in consulting fees and a $884 in stock transfer agent fees. The increase in professional fees was a result of the filing of the Company's Annual Report and financial statement audit and the development and launch of its website.

During the three months ended September 30, 2012, the Company recognized a net loss of $26,185 compared to a net loss of $8,047 during the three months ended September 30, 2011. The increase of $18,138 was a direct result of the decrease in operational expenses discussed above.

For the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2012

During the nine months ended September 30, 2012 and 2011, the Company did not recognize any revenues from it operational activities. Management does not anticipate recognizing any revenues from the sale of the Salmogenic vaccine, until the final approval of the USDA has been granted and that time the Company will be able to begin sales and marketing efforts.

During the nine months ended September 30, 2012, the Company incurred operational expenses of $91,212. During the nine months ended September 30, 2011, the Company incurred operational expenses of $162,186. The decrease of $70,974 was a result of a $137,800 decrease in the expenses associated with the testing for USDA approval offset by a $39,471 increase in the Company's professional fees, a $16,169 increase in general administrative expense, a $10,000 increase in consulting fees and a $1,135 increase in stock transfer agent fees. The increase in professional fees was a result of the filing of the Company's Annual Report and financial statement audit and the development and launch of its website.

During the nine months ended September 30, 2012, the Company recognized a net loss of $91,212 compared to a net loss of $162,186 during the nine months ended September 30, 2011. The decrease of $70,974 was a direct result of the decrease in operational expenses discussed above.

LIQUIDITY
---------

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2011, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

At September 30, 2012, the Company had total current assets of $18,931, consisting of $17,431 in cash and prepaid expenses of $1,500 and total current liabilities of $20,855, consisting of $20,355 in accrued expenses and $500 due to shareholders. At September 30, 2012, the Company had working capital deficit of $1,924.

During the nine months ended September 30, 2012, the Company used $85,929 in funds in it operational activities. During the nine months ended September 30, 2012, the Company recognized a net loss of $91,212 which was adjusted for $252 in amortization expense. During the nine months ended September 30, 2011, the Company used $161,934 in its operations, a net loss of $162,186 was adjusted for the non-cash item of $252 in amortization expense.

During the nine months ended the September 30, 2012 the Company did not receive or use any funds from its financing activities.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


                                                       GLOBAL GREEN, INC.
                                                         (Registrant)



Dated:   November __, 2012                   By:/s/Dr. Mehran P. Ghazvini, DC
                                                -------------------------------
                                                   Dr.  Mehran P. Ghazvini, DC
                                                       (Principal Executive
                                                        Officer, Chief Financial
                                                        Officer and Principal
                                                        Accounting  Officer)