Form 10-K
period 2012-12-31
GLOBAL GREEN INC.
filed 2013-04-09
CIK 1522724

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2012

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
        Not Applicable                                Not Applicable

           Securities registered pursuant to Section12(g) of the Act:


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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
                                                          Yes |X| No |_|

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

Large accelerated filer [___] Accelerated filer [___]

Non-accelerated filer [___] Smaller reporting company [_X_]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates (141,054,375 shares) of the registrant as of April 6, 2013 was $5,148,485, based upon an average of the closing bid and ask of $0.0365.

There were 745,761,432 shares outstanding of the registrant's Common Stock as of April 6, 2013.

                                                                                                      Page
                                                                                                      ----




                                TABLE OF CONTENTS

                                                   PART I

ITEM 1                  Business                                                                         4
ITEM 1 A.               Risk Factors                                                                    15
ITEM 1 B.               Unresolved Staff Comments                                                       24
ITEM 2                  Properties                                                                      24
ITEM 3                  Legal Proceedings                                                               24
ITEM 4                  Mine Safety Disclosures                                                         25

                                                  PART II

ITEM 5                  Market for Registrant's Common Equity, Related Stockholder Matters and          25
ITEM 6                  Selected Financial Data                                                         26
ITEM 7                  Management's Discussion and Analysis of Financial Condition and Results of      26
ITEM 7A                 Quantitative and Qualitative Disclosures About Market Risk                      31
ITEM 8                  Financial Statements and Supplementary Data                                     31
ITEM 9                  Changes in and Disagreements with Accountants on Accounting and Financial       31
ITEM 9A                 Controls and Procedures                                                         31
ITEM 9B                 Other Information                                                               32

                                                  PART III

ITEM 10                 Directors, Executive Officers, and Corporate Governance                         32
ITEM 11                 Executive Compensation                                                          35
ITEM 12                 Security Ownership of Certain Beneficial Owners and Management and Related      37
ITEM 13                 Certain Relationships and Related Transactions, and Director Independence       38
ITEM 14                 Principal Accounting Fees and Services                                          39

                                                  PART IV

ITEM 15                 Exhibits, Financial Statement Schedules                                         40
SIGNATURES                                                                                              50


                           FORWARD LOOKING STATEMENTS

This document includes forward-looking statements, including, without limitation, statements relating to Global Green, Inc. ("Global Green") plans, strategies, objectives, expectations, intentions and adequacy of resources. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause Global Green's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among others, the following: Global Green's ability to implement its business strategy; ability to obtain additional financing; Global Green's limited operating history; unknown liabilities associated with future acquisitions; ability to manage growth; significant competition; ability to attract and retain talented employees; and future government regulations; and other factors described in this document or in other of Global Green's filings with the Securities and Exchange Commission. Global Green is under no obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under Item 1A "Risk Factors."


                                     PART I

ITEM 1.  BUSINESS
-----------------

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

RELATIONSHIP WITH NHIL
----------------------

As of the date of this filing, NHIL owns 81.08% of the Company's common stock and as such is not only the Company's parent company, but also its majority and controlling shareholder. NHIL owns all of the patents and trademarks associated with the Salmogenic Vaccine.

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

At April 1, 2013, NHIL holds 604,707,057 shares of common stock or 81.08% of the issued and outstanding common stock of the Company.

COMPANY OVERVIEW
----------------

Our recent operating history over the last two years has been focused on the finishing of the final phase of the USDA study, finding a partner to manufacture the Salmogenics Vaccine, and obtain USDA approval.

We are a scientific research and development company of biologics products to domestic and international markets. Our background and expertise is in the research, testing, and development of vaccines for applications to animals to make the growing of these animals for human food sources both healthy for the animals, economical for the growers and most importantly our vaccine protects humans from diseases that are transmittable from animal food sources for adult and child safety.

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

The Company focuses on the commercialization of the salmonella vaccine for poultry industry markets. In 2008, NHIL obtained the ownership rights to the vaccine and took over the funding of a research study that had been in process since 1996, and initiated the drafting and filings of patent application for the vaccine. Research was being conducted through an unrelated third party, AHPharma. AHPharma was informally engaged to conduct not only research and development, but also to perform the testing of the vaccine product in the poultry industry. On July 30, 2011, the Company entered into a Cost and Evaluation Agreement with AHPharma. The Cost and Evaluation Agreement provides for the responsibilities of AHPharma in connection with the Phase 4 trials and testing required by the USDA in exchange for a total payment of $300,000. The Cost and Evaluation Agreement terminates upon the final approval of the USDA, which has not been obtained at the time of this filing.

At this time, the USDA has reviewed the results of the research which showed the vaccine used in the study is safe, non-toxic and causes no harm to the animal, and reduced the number of salmonella contamination and therefore has allowed the research to go to the final phase for approval by USDA for the Company to show efficacy of the vaccine in a commercial setting with large numbers of chickens and also to find a potential manufacturer for the vaccine. The Company has begun the final phase and AHPharma has begun collecting salmonella samples from multiple locations within the United States to start the mock study that was requested by USDA. The Company, at the time of this filing, has not entered into any agreement with a third party to manufacture the vaccine.

OUR PRODUCT
------------

Our product, Salmogenics, is in the form of a vaccine that is injected in the egg, before it hatches, to give immunity to the Salmonella bacteria to the chick (Gallus domesticus -genus and species). Salmogenics is a multi-valent vaccine designed to protect against several strains of Salmonella bacteria and other opportunistic bacteria that frequently associate with Salmonella bacteria that further endangers the host's (chick's) survivability.

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

     o Incorrectly calibrated syringes


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

Marek's disease is a highly contagious virus that causes the enlargement of nerves and organs in poultry. The Marek's disease vaccine was one of the first vaccines to use related viruses as a vaccine to fight a virus. Prior to the development of the vaccine, Marek's disease was responsible for the devastation of whole flocks of poultry. The vaccine was one of the first to be successfully developed for administration by in -ovo vaccination when the eggs are transferred from the incubator to the hatcher.

In ovo vaccination enables downstream process improvements in efficiencies such as high speed separation of chick and un-hatched eggs, rapid placement or reduced time from hatcher to farm, targeted precise therapeutic intervention and reduction of handling stress on the birds.

In ovo vaccination offers many advantages over other treatments, such as:

     o Earlier immunity - an earlier exposure to various vaccines improves the bird's health and disease resistance at the time when they are placed on the farm.

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

SALMOGENICS VACCINE
-------------------

Salmogenics stimulates an immune response in inoculated poultry to fight several intestinal pathogenic organisms that include seven field strains of E. coli, Psedomona aeruginosa, Aerobacter aerogenes, and four Salmonella strains. The chicken egg, when properly vaccinated with Salmogenics, hatches a Salmonella resistant chick that requires fewer antibiotics. Therefore humans consume higher quality meat grown with fewer antibiotics.

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

What Are The Symptoms Of Salmonellosis?

The symptoms of Salmonellosis typically include fever, diarrhea and abdominal cramps. In persons with poor underlying health or weakened immune systems, Salmonella can invade the bloodstream and cause life-threatening infections. Symptoms usually appear 12-72 hours after the ingestion of food contaminated with Salmonella and the illness from Salmonella usually lasts 4-7 days; mild cases can usually recover, but it may be several months before your bowel habits are entirely normal.


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

                        TOP 10 BROILER CHICKEN COMPANIES

Representing 73 % of the total chickens processed annually include:



------------------------------------------------------------------------------------------------------------------------------------
                                                              Annually          Annual
Rank              Broiler Chicken Company            Processed (million)1       R-T-C 2 (lbs.)
------------------------------------------------------------------------------------------------------------------------------------
#1                Tyson Foods, Inc.                            1,944                    8,372
#2                Pilgrim's Pride Corp.                        1,676                    6,578
#3                Perdue Farms, Inc.                             626                    2,787
#4                Sanderson Farms, Inc.                          405                    2,566
#5                Koch Foods, Inc.                               494                    1,828
#6                Wayne Farms, LLC                               289                    1,807
#7                Mountaire Farms, Inc.                          263                    1,740
#8                House of Raeford Farms, Inc.                   198                    1,217
#9                Foster Farms, Inc.                             296                    1,037
#10               Peco Foods, Inc.                               176                      986
------------------------------------------------------------------------------------------------------------------------------------
TOP 10 TOTAL                                                   6,369 million           28,920 million
ANNUAL TOTAL                                                       8.64 billion            38.8 billion
TOP 10 (% of total)                                               73.7 %                   74.5 %
------------------------------------------------------------------------------------------------------------------------------------
1 Number of birds that represents "Market Size" for the Company's product.
2 NOTE: R-T-C equals "Ready-To-Cook" chicken.
(Source:  Watt PoultryUSA Feb. 2010, http://www.wattpoultryusa-digital.com and U.S. Egg and Poultry Association
                                     -------------------------------------
http://www.poultryegg.org/economic_data/ (as of Feb. 2010))
----------------------------------------



MARKET PENETRATION TECHNIQUES EMPLOYED

United States markets will be penetrated with a market entry program that will include:

o    Research data publications, including efficacy and safety research.

o    Company and product name(s) recognition.

o    Strong and reliable regulatory approvals and label claim development.

o Company presentations at animal meetings (particularly and initially poultry meetings and conventions).

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

o FloraMax-B11(TM), a probiotic for poultry only, is administered as a water soluble additive with intended use in Salmonella and E. coli food safety issues. Typically this product is used in commercial egg-type and breeder hen production operations. The product has had some success in commercial egg-type laying hen operations. FloraMax-B11 is manufactured and sold by Pacific Vet Group.

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

On January 28, 2011, strains of the Salmogenics Vaccine were deposited with the American Type Culture Collection Repository. The American Type Culture Collection (ATCC) is a private, not-for-profit biological resource center whose mission focuses on the acquisition, authentication, production, preservation, development and distribution of standard reference microorganisms, cell lines and other materials for research in the life sciences. The deposit was made in order to have ATCC determine whether the Salmogenics Vaccines meet industry standards.

On February 15, 2011, with USDA approval, AHPharma began the final phase of the Salmogenics Vaccine consisting of an in house study ordered and required by the USDA for the chicken industry. The Company completed all prior requirements of the USDA which included:

1. Phase I, which involved independent research with Dr. James McNaughton, PhD and AHPharma, Inc., demonstrated that Salmogenics vaccine:

     o Reduced fecal bacteria loads significantly for E. coli and Salmonella bacteria.

     o    Produced an average weight gain of 2% per bird.

     o    Reduced mortality.

2.   Phase II demonstrated:

     o In this phase various dosages of Salmogenics were tested to determine the most efficient and cost effective amount of vaccine to be administered to produce a chicken born with less or no Salmonella bacteria.

     o Clinical testing also showed that eggs treated with the Salmogenics Vaccine had a reduced mortality as compared to the control groups.

3.   Phase III involved proving that Salmogenics Vaccine:

     o When tested clinically, the Salmogenics Vaccine showed to help reduce the incidence of Salmonella and reach a point that meets the USDA regulatory requirements.

     o As of August 13, 2010, the USDA issued an edict that the acceptable incidence of Salmonella for chicken growers had been reduced from a 7% to a 5% tolerance. Additionally, the Salmogenics Vaccine was concomitantly administered with Marek's Vaccine and found to not alter the effects of Marek's Vaccine or the effectiveness of the Salmogenics Vaccine.
                                       11

4. As of February 16, 2011, the Company was able to announce that the final phase of USDA approval had begun, which involves:

     o    Meeting with the USDA for a review of the final steps.

     o    Selecting a vaccine manufacturer.

     o The collection of salmonella strains for the mock study requested by USDA.

     o The approval of AHPharma by the USDA that their facilities will be approved to perform the final field study for the Salmogenics Vaccine. The number of birds to be tested is to be determined. This field study is done to determine if any variations exist between previous efficacy studies and studies done in the commercial field.

5. On May 3, 2011, the US Patent Office issued Patent No. 7,935,355 "Composition and Method for Controlling Intestinal Pathogenic Organisms" for the Salmogenics Vaccine.

6. On August 2, 2011, the US Patent Office issued Patent No. 7,988,978 "Composition and Method for Controlling Intestinal Pathogenic Organisms" for the Salmogenics Vaccine.

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

8. On March 11, 2012, all the results and data have been included in a final report of the test model for Efficacy Study done with 3,036 chickens. The purpose of this Efficacy/Challenge study was to determine the effect on chickens hatched after the in ovo administration of the Salmogenics Vaccine 3 days before hatching.

9.   The Company's status regarding its Phase 4 efficacy testing is:

     o    In  the  process  of  negotiating   with  an  USDA  approved   vaccine
          manufacturer.


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

     o Broaden our licenses. The Company plans to broaden its portfolio of licenses of and other technologies to develop new products and attract corporate and academic collaborators. We intend to accomplish this through internal and sponsored research, in-licensing and technology acquisitions. Though, at the time of this filing, the Company has not identified any such opportunities.


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

At this time, the Company has an exclusive license from NHIL. The Company may be dependent on NHIL for support of certain technologies and intends to rely on NHIL for development of any future products. Product candidates of the Company, as it begins to pursue its strategy as discussed above, therefore, may be subject to competition with a potential product under development by NHIL.

Rapid technological development by the Company or others may result in products or technologies becoming obsolete before the Company can recover developmental expenses. Products developed by the Company could be made obsolete by less expensive or more effective technologies, even technologies unrelated to salmonella vaccine. For example, competitors may also develop vaccines that may compete with or obviate the need for the Company's products. There can be no assurance that the Company will be able to make the enhancements to its technology necessary to compete successfully with existing or newly emerging technologies.

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

As states previously, the Company is in Phase 4 of the approval process where efficacy testing has been defined as:

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

     o    In the process of negotiating with an USDA approved manufacturer.

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

     o Collect and present the data to be analyzed and send results to the USDA for final approval.

The regulation of the Company's products and its ongoing research is subject to change, and future legislative or administrative acts in the United States or other countries could have a materially adverse effect on the Company's business, financial condition and results of operations. Regulatory requirements ultimately imposed could adversely affect the ability of the Company's corporate collaborators to perform efficacy studies, manufacture or market products, and could significantly delay or reduce the milestone or royalty payments payable to the Company.

Even if regulatory approval is obtained, a marketed product and its manufacturer are subject to continuing review. Discovery of previously unknown problems with a product may result in withdrawal of the product from the market, and could have a material adverse effect on the Company's business, financial condition and results of operations. Violations of regulatory requirements at any stage during the regulatory process, including efficacy studies, the approval process, post-approval or in GMP, may result in various adverse consequences to the Company, including the USDA's delay in approval or refusal to approve a product, withdrawal of an approved product from the market or the imposition of criminal penalties against the manufacturer and license holder. There can be no assurance that the Company will be able to conduct efficacy studies or obtain necessary approvals from the USDA or other regulatory authorities for any products. Further, the terms of approval of any marketing application, including the labeling content, may be more restrictive than we desire and could affect the marketability of the Company's proposed products. Failure to obtain required governmental approvals will delay or preclude the Company or its corporate collaborators from marketing products, or limit the commercial use of such products, and could have a materially adverse effect on the Company's business, financial condition and results of operations.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

BACKLOG OF ORDERS

We currently have no orders for sales at this time.

GOVERNMENT CONTRACTS

We have no government contracts.

NUMBER OF PERSONS EMPLOYED

As of December 31, 2012, we had no full-time employees. Officers and Directors work on an as needed part-time basis up to 30 hours per week.

DESCRIPTION OF PROPERTIES/ASSETS

         Real Estate.                       None.
         Title to properties.               None.



Patents and Patent Applications:
-------------------------------

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

NHIL holds the following patents and/or patent applications with the United States Patent and Trademark Office:


------------------- ----------------------------------------------- ------------------ ------------------------
                                                                     Patent Issuance   Patent Expiration Date
  Patent Number                      Patent Title                         Date
------------------- ----------------------------------------------- ------------------ ------------------------
    7,988,978       Composition and method for controlling           August 2, 2011          August 2027
                    intestinal pathogenic organisms
------------------- ----------------------------------------------- ------------------ ------------------------
    7,935,355       Composition and method for controlling             May 3, 2011          February 2028
------------------- ----------------------------------------------- ------------------ ------------------------


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

We have  historically  incurred losses and cannot assure  investors as to future
--------------------------------------------------------------------------------
profitability.
-------------

We have historically incurred losses from operations while working to obtain USDA approval of our Salmogenics Vaccine. As of December 31, 2012, we had an accumulative deficit of ($312,428). During the year ended December 31, 2012, we recognized a net loss of $114,900 and used cash of $99,333 to support operations. We are unable to market or sell our Salmogenics Vaccine until we have obtained USDA approval. We are currently in the last stages of presenting the data from Phase 4, the final phase of testing of the vaccine. Our ability to be profitable in the future will depend on obtaining USDA approval and successfully implementing our marketing and sales activities, all of which are subject to many risks beyond our control. Even if we become profitable on an annual basis, we cannot assure you that our profitability will be sustainable or increase on a periodic basis.

In addition, the independent registered public accounting firm's report on the Company's financial statements as of December 31, 2012, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. If we are unable to continue as a going concern, realization of assets and settlement of liabilities in other than the normal course of business may be at amounts significantly different from those in the financial statements included in this registration statement.

We have a lack of revenue history and investors cannot view our past performance
--------------------------------------------------------------------------------
since we are a start-up company.
-------------------------------

We were formed on July 12, 2004, for the purpose of engaging in any lawful business and have adopted a plan to focus on the agriculture industry, more specifically, "Salmogenics," a poultry salmonella vaccine. We have had no revenues in the last five years. We have only had operational activities during the last year. We are not profitable and the business effort is considered to be in an early development stage. We must be regarded as a new or developmental venture, and may be subject to unforeseen costs, expenses and problems, if we are not able to successfully complete Phase 4 testing and unable to secure USDA approval or successfully implement a marketing and sales strategy. As a development venture, we may not be able to adequately forecast and budget our costs due to the unknown and unpredictable nature of new vaccine development, testing, and ultimately, if approved, manufacturing. We could experience product failures, prolonged testing reformulation and unanticipated costs and availability of manufacturers if ultimately approved. It should be assumed that any or all of these events could occur, with the result that anyone, if significant enough could prevent the proposed business from being successful and potential investors could lose all of their investment.

We may be  unable to  sustain  or  increase  profitability  or raise  sufficient
--------------------------------------------------------------------------------
additional capital, which could result in a decline in our stock price.
----------------------------------------------------------------------

Future operating performance is never certain, and if our operating results fall below the expectations of securities analysts or investors, the trading price of our common stock will likely decline. We have a history of operating losses. We have not recognized revenues from the sale of our product, as we are still in the testing and trial stages. We expect that we will continue to incur financial losses until we have obtained USDA approval of our product and have begun to successfully market and sell the vaccine. We may not be able to sustain or increase profitability on a quarterly or annual basis once we are able to begin marketing and sale of the vaccine. Moreover, we anticipate that our operating and capital expenditures will increase significantly in 2013 and in future years primarily due to:

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

We will need additional financing for which we have no commitments, and this may jeopardize execution of our business plan.

Our capital needs consist primarily of expenses related to final field testing of the vaccine for the USDA approval general and administrative and potential marketing expenses and could exceed $1,900,000 in the next twelve months. Such funds are not currently committed, and we have cash as of the date of this Annual Report of approximately $4,027.

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

We may in the future  issue more  shares  which could cause a loss of control by
--------------------------------------------------------------------------------
our present management and current stockholders.
-----------------------------------------------

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

Two of our Officers and Directors are the majority  shareholders of the Company.
--------------------------------------------------------------------------------
As such there is a possibility of them  controlling the Company to the detriment
--------------------------------------------------------------------------------
of outsiders.
------------

Together, Dr. Mehran P. Ghazvini, DC, Dr. Rene M. Reed, DC and Dr. Konky Sotomayr, DVM, through direct and indirect ownership, are majority shareholders of Nutritional Health Institute Laboratories ("NHIL"), the majority shareholder of our Company. As such, they will be able to control the operations and the direction of the Company with very little outside influence.

Drs. Ghazvini, Reed and Sotomayr do not hold direct shares of common stock of the Company. However, they are officers, directors and beneficial shareholders of Nutritional Health Institute Laboratories and have the ability to vote the shares of NHIL, our majority shareholder.

o Dr. Mehran P. Ghazvini, DC owns approximately 50% of NHIL, indirectly through family trusts and has the power to vote those interests on behalf of the trusts and disavows any ownership in the equity of NHIL held by family trusts;
o Dr. Rene M. Reed, DC owns approximately 16.66% of NHIL, indirectly through family trusts and has the power to vote those interests on behalf of the trusts and disavows any ownership in the equity of NHIL held by family trusts; and
o Dr. Konky Sotomayr, DVM owns approximately 16.66% of NHIL, indirectly through family trusts and has the power to vote those interest on behalf of the trusts and disavows any ownership in the equity of NHIL held by family trusts.

As such, they are the beneficial holders of the 604,707,057 shares held by NHIL. Through their ownership in NHIL, Drs. Ghazvini, Reed, and Sotomayr as a group, control approximately 604,707,057 shares of common stock or approximately 81.08% of the voting stock of the Company.

NHIL's ownership could decrease; NHIL held 66,471,705 registered shares (89.1% of the issued and outstanding common stock.) During the fourth quarter of 2012, NHIL sold and transferred 60,010,000 shares that it held in the Company decreasing its ownership in the Company to 604,707,057 shares or 81.08%.

We will  depend  upon  management  but we will  have  limited  participation  of
--------------------------------------------------------------------------------
management.
-----------

We currently have three individuals who are serving as our officers and directors for up to 30 hours per week combined, each on a part-time basis. All three directors, Dr. Ghazvini, DC, Dr. Reed, DC and Dr. Sotomayr, DVM are also acting as our officers. None of the officers have an employment agreement with the Company. We will be heavily dependent upon their skills, talents, and abilities, as well as several consultants to us, to implement our business plan, and may, from time to time, find that the inability of the officers and directors to devote their full-time attention to our business results in a delay in progress toward implementing our business plan. See "Management." Because investors will not be able to manage our business, they should critically assess all of the information concerning our officers and directors.

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

We have agreed to  indemnification  of officers and  directors as is provided by
--------------------------------------------------------------------------------
Florida Statute.
---------------

Florida Statutes provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

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

Our dependence on a single contractor for testing poses a risk to our business.
-------------------------------------------------------------------------------

We are dependent on one contractor, AHPharma, for our testing services for our proposed vaccine products, which may be a risk to the Company's business operations, if the services of AHPharma are not available to complete all of the testing which may be necessary or required for USDA approval to distribute and sell the proposed vaccine products. While there are other potential contractors offering similar services, such services may be unavailable due to confidentiality agreements with other companies, full schedules or lack of immediate capacity for their services. Such issues could cause a delay in the completion of Phase 4 testing and final approval of the USDA and, therefore, delay our future operations.

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

The Company's status regarding Phase 4 testing is:

     1.   In  the  process  of  negotiating   with  an  USDA  approved   vaccine
          manufacturer.

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

     4. Collect and present the data to be analyzed and send results to the USDA for final approval.

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

We may be required to perform  additional  trials or change the  labeling of our
--------------------------------------------------------------------------------
products if we or others  identify  side  effects  after our products are on the
--------------------------------------------------------------------------------
market, which could adversely affect sales of the affected products.
-------------------------------------------------------------------

If we or others identify side effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of our products, additional efficacy studies, additional changes in labeling of our products and changes to or re-approvals of our manufacturing facilities may be required, any of which could have a materially adverse effect on sales of the affected products and on our business and results of operations.

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

Our future  growth  depends on the  development  and  market  acceptance  of our
--------------------------------------------------------------------------------
current vaccine product.
-----------------------

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

We and NHIL believe that patent protection of materials or processes we develop and any products that may result from the research and development efforts of our licensors and us are important to the commercial success of our products. The loss of the protection of these patents and proprietary rights could materially and adversely affect our business and our competitive position in the market. The patent position of companies such as ours generally is highly uncertain and involves complex legal and factual questions. Some of the reasons for this uncertainty include the following:

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

We and NHIL attempt to protect our proprietary materials and processes by relying on trade secret laws and non-disclosure and confidentiality agreements with our future employees and other persons (i.e. future manufacturers) with access to our proprietary materials or processes or who will have licensing agreements with us. We plan to continue to use these protections in the future, but we cannot be sure that these agreements will not be breached or that we would have adequate remedies for any breach. Even with these protections, others may independently develop or obtain access to these materials or processes, which may materially and adversely affect our competitive position.

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

In the future we may be in competition with our majority shareholder, NHIL.
--------------------------------------------------------------------------

At this time, the Company has an exclusive license from NHIL, our majority shareholder. We may be dependent on NHIL for support of certain of our technologies and we may have to rely on NHIL for development of any future products. Future product candidates of the Company, as we begin to pursue our business strategy, may be subject to competition with potential products under development by NHIL.

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

                        RISK FACTORS RELATED TO OUR STOCK

Our stock is thinly  traded  and,  as a result,  you may be unable to sell at or
--------------------------------------------------------------------------------
near ask prices or at all if you need to liquidate your shares.
--------------------------------------------------------------

The shares of Global Green common stock were approved for trading on the OTC Bulletin Board in March 2012, and, as result, they are thinly-traded, meaning that the number of persons interested in purchasing the Company's common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that the Company is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if it came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as Global Green or purchase or recommend the purchase of any of the Company's Securities until such time as the Company became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in the Company's Securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that a broader or more active public trading market for the Company's common Securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, the Company can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities of the Company.

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

ITEM 4.  MINE SAFETY DISCLOSURES
--------------------------------

Not applicable.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND
--------------------------------------------------------------------------------
ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------

Market Information

On March 21, 2012, the Company's common stock was accepted for trading by FINRA on the OTCBB and the Over The Counter Markets OTCQB and was assigned the symbol is "GOGC". In November 2012, the Company's stock was declared eligible for depositing with Depository Trust.

The following table sets forth the range of high and low closing prices for the common stock of each full quarterly period during the year ended December 31, 2012. The quotations were obtained from information published by the FINRA and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                   HIGH                   LOW
                                                   ----                   ---
Quarter Ended:
--------------
December 31, 2012                                  $0.11                $0.0450
September 30, 2012                                 $0.25                 $0.09
June 30, 2012                                      $0.55                 $0.20
March 31, 2012                                     $ --                  $ --


Holders

There are approximately 290 holders of record of our common stock as of December 31, 2012.

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

Recent Sales of Unregistered Securities

We have sold securities within the past two years without registering the securities under the Securities Act of 1933 as shown in the following table:



                    NAME                          COMMON SHARES             CONSIDERATION          DATE OF PURCHASE
============================================== ===================== ============================ ====================
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

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock during the years ended December 31, 2012 and 2011.

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

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2012 includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern.


PLAN OF OPERATIONS
------------------

We had no operations prior to January 2009 and we did not have any revenues during the fiscal years ended December 31, 2012 and 2011. We have minimal capital, minimal cash, and only our intangible assets consist of our patents and patent applications, business plan, relationships and contacts. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.

In March 2012, the Company completed its Final Efficacy Testing and submitted the results to the USDA. Our continuing plan of operations will be as follows:

Milestones
----------

2nd Quarter  2013

     - Continuation of negotiations with USDA approved manufactuer and a contract.

3rd  Quarter 2013


     o    Continuing Market Development.

     o    Manufacturing vaccine batch for the final Efficacy study.

     o Perform USDA regulatory Efficacy Study and Potency Testing according to Model Test

4th Quarter 2013

     o    First USDA product licensing submission.

     o    USDA creates product file and assigns a Product Code.

     o Initiate Vaccine Manufacturing Setup for USDA approved protocol efficacy testing.


1st Quarter 2014

     o    USDA Product Outline Review

     o Submission of Master Seed to NVSL (USDA/National Veterinary Services Laboratories) for testing.

     o    Manufacturing Vaccine batch for Final Efficacy Testing.

     -    Second USDA product licensing submission with Efficacy Study report.

     - Third USDA product licensing submission with Field Safety Report and final labeling.

     - Vaccine Manufacturer is authorized to submit samples to NVSL for confirmatory testing.

The Company's status regarding its Phase 4 efficacy testing is:

     o    In  the  process  of  negotiating   with  an  USDA  approved   vaccine
          manufacturer.

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

     o Presentation of the data of the efficacy tests to be analyzed and send results to the USDA for final approval.

In August 2012, the Company began a study to determine how long a chicken can be protected against Salmonella after it begins laying eggs. If a layer hen is not infected with the Salmonella bacteria, then neither the egg, nor the chick, when it hatches, will have Salmonella. There is a "timelined" vaccine effect that will be logged and sequenced during the study, beginning from a newly-hatched chicken, to the 18-20 weeks before the chicken becomes a layer hen, and, after that, until the end of the hen's productive life.

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

In January 2013, Dr. Mehran Ghazvini, the Company's Chief Executive Officer and Chairman, advanced a total of $300,000 cash to the Company to support ongoing operations. At this time, the funds are payable on demand.

RESULTS OF OPERATIONS

The Year Ended December 31, 2012 Compared to The Year Ended December 31, 2011
-----------------------------------------------------------------------------

During the year ended December 31, 2012 and 2011, the Company did not recognize any revenues from its operations. Management does not anticipate recognizing any revenues from the sale of the Salmogenic vaccine, until the final approval of the USDA has been granted and at that time, the Company will be able to begin sales and marketing efforts.

During the year ended December 31, 2012, the Company incurred total operating expenses of $114,900 compared to $191,800 for the year ended December 31, 2011. The decrease of $76,900 was primarily a result of the increase of $31,034 in professional fees combined with the $16,555 increase in general and administrative expenses and the $10,000 increase in consulting fees offset by the $137,800 decrease in the testing expenses connected the Phase 4 trials being performed as part of the USDA approval. The increases in professional fees, general and administrative expenses and consulting fees were a result of our activities to maintain our SEC reporting status, clear our stock for depositing with depository trust and our initial activities to identify both a manufacturer and customers. We expect that we will continue to see an increase in expenses, as we complete Phase 4 testing and gain final approval of the USDA and begin to develop our sales and marketing efforts.

During the year ended December 31, 2012, we recognized a net loss of $114,900 compared to $191,800 during the year ended December 31, 2011. The decrease of $76,900 was a result of the increases and decreases in expenses as discussed above.

LIQUIDITY
---------

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2012, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

At December 31, 2012, the Company had total current assets of $5,152, consisting of $4,027 in cash and prepaid expenses of $1,125 and total current liabilities of $30,680, consisting of $30,180 in accounts payable and accrued expenses and $500 due to shareholders. At December 31, 2012, the Company had working capital deficit of $25,528.

During the year ended December 31, 2012, the Company used $99,333 in funds on its operational activities. During the year ended December 31, 2012, the Company recognized a net loss of $114,900, which was adjusted for $336 in amortization expense. During the year ended December 31, 2011, the Company used $182,640 in funds in its operational activities. During the year ended December 31, 2011, the Company recognized a net loss of $191,800, which was adjusted for $336 in amortization expense.

During the year ended December 31, 2012, the Company did not receive or use funds from/in its financing activities. During the year ended December 31, 2011, the Company did receive funds of $286,000 from its financing activities.

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

Critical Accounting Policies

Cash and Cash Equivalents
-------------------------

The Company considers all investments with a maturity date of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2012 or 2011.

Revenue Recognition
-------------------

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 13, "Revenue Recognition" and Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") 605-15-25, "Revenue Recognition". In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the years ended December 31, 2012 and 2011, and the period from inception to December 31, 2012, the Company did not report any revenues.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The audited financial statements of Global Green, Inc. for the two-years ended December 31, 2012 and 2011 and for the period from Inception through December 31, 2012 starting on page 41.

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Global Green's management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

     (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;

     (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of Global Green's management and directors; and

     (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on Global Green's financial statements.

We have identified certain material weaknesses in internal control over financial reporting relating to a shortage of accounting and reporting personnel due to limited financial resources and the size of our Company, as detailed below:

     (1) The Company currently does not have, but is in the process of developing formally documented accounting policies and procedures, which includes establishing a well-defined process for financial reporting.

     (2) Due to the limited size of our accounting department, we currently lack the resources to handle complex accounting transactions. We believe this deficiency could lead to errors in the presentation and disclosure of financial information in our annual, quarterly, and other filings.

     (3) As is the case with many companies of similar size, we currently have a lack of segregation of duties in the accounting department. Until our operations expand and additional cash flow is generated from operations, a complete segregation of duties within our accounting function will not be possible.

Considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations and the fact that we have been a small business with limited employees, such items caused a weakness in internal controls involving the areas disclosed above.

We have concluded that our internal controls over financial reporting were ineffective as of December 31, 2012, due to the existence of the material weaknesses noted above that we have yet to fully remediate.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to permanent rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


ITEM 9B.  OTHER INFORMATION

Not applicable.


                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE


                Name                      Age                    Position                        Term
-------------------------------------- ---------- ---------------------------------------- -----------------

     Dr. Mehran P. Ghazvini, DC           48        President, CEO, CFO, Treasurer and          Annual
                                                    Chairman

     Dr. Rene' M. Reed, DC                65        Vice President/Secretary and Director       Annual

     Dr. Konky Sotomayr, DVM              56        Vice President - Research &                 Annual
                                                    Development and Director

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

He serves as CEO for Nutritional Health Institute Laboratories since 2006.

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

Dr. Reed has served as the Vice President of the Company's majority shareholder, Nutritional Health Institute Laboratories. As the majority shareholder, NHIL has appointed Dr. Reed as an officer and director for his experience in running and managing well-established and start-up businesses, combined with his knowledge and experience with the development and USDA approval of the Sotomayor vaccine gained from his years with NHIL.

Dr. Konky Sotomayr, DVM, Vice President of Research & Development and Director

In January 2013, Dr. Konky Sotomayor, DVM was appointed to the Board of Directors and appointed the Vice President of Research and Development. On August 15, 2012, Dr. Sotomayor was appointed the Chief Scientist of the Company.

Dr. Sotomayor is the developer of the Company's Salmogenics Vaccine and has worked in private laboratory and development positions since 1979. He is a principal of Nutritional Health Industries Laboratories, LLC, the Company's majority shareholder. During the last 5 years he has focused primarily on the development of the Salmogenics Vaccine with Nutritional Health Industries Laboratories, LLC.

He graduated with a Doctor of Veterinary Medicine and Zootechny in the Veterinary Medician Faculty from the State University of Guayaquil in Ecuador. He attended the International Science Program of the Lantanisbruk Universitet in Uppsala, Sweden in 1986.

Our officers are spending up to 30 hours per week on our business at this time. At such time as the Company is financially capable of paying salaries, it is anticipated that management will assume full- time roles in the Company's operations and be paid accordingly.

Conflicts of Interest - General.
-------------------------------

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholders and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities. While each officer and director of our business is engaged in business activities outside of our business, the amount of time they devote to our business will be up to approximately 30 hours per week.

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

                   (Rest of the Page Intentionally Left Blank)

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The following table sets forth the fact that officers received a cash salary during the last three fiscal years. The following table sets forth this information by the Company including salary, bonus and certain other compensation to the Company's Chief Executive Officer and named executive officers for the years ended December 31, 2012, 2011 and 2010.

                      SUMMARY EXECUTIVES COMPENSATION TABLE

                                                                    Non-equity    Non-qualified
                                                                    incentive       deferred
                                                Stock    Option        plan       compensation     All other
                              Salary    Bonus   awards   awards    compensation     earnings     compensation      Total
 Name & Position     Year       ($)      ($)      ($)      ($)         ($)             ($)            ($)           ($)
------------------- -------- ---------- ------- -------- -------- --------------- -------------- -------------- ------------

Dr. Mehran P.        2012            0       0        0        0               0              0              0       0
Ghazvini, DC,        2011            0       0        0        0               0              0              0       0
President, CEO,      2010            0       0        0        0               0              0              0       0
CFO,
Treasurer


Dr. Rene' M.         2012            0       0        0        0               0              0              0       0
Reed, DC,            2003            0       0        0        0               0              0              0       0
Vice-                2010            0       0        0        0               0              0              0       0
President &
Secretary

Dr. Konky
Sotomayr, VP of
R&D                  2012            0       0        0        0               0              0              0       0


Drs. Ghazvini, Reed and Sotomayr do not have employment agreements with the Company nor do they receive compensation for their services from the Company or from the Company's majority shareholder, NHIL.

                              DIRECTOR COMPENSATION
                              ---------------------

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executive Compensation Table" during the year ended December 31, 2012:



                   Fees                                                   Non-qualified
                   earned or                                                 deferred
      Name         paid in                                Non-equity       compensation
                      cash     Stock       Option       incentive plan       earnings         All other       Total
                      ($)      awards ($)  awards ($)  compensation ($)        ($)         compensation ($)    ($)
------------------ ----------- ----------- ----------- ----------------- ----------------- ----------------- ---------
Dr. Mehran P.          0           0            0              0                0                  0             0
Ghazvini, DC

Dr. Rene' M.           0           0            0              0                0                  0             0
Reed, DC

Dr. Konky              0           0            0              0                0                  0             0
Sotomayr, DVM



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


                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Global Green does not have a stock option plan as of the date of this filing. There was no grant of stock options to the Chief Executive Officer and other named executive officers during the fiscal years ended December 31, 2012 and 2011.


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


ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS.
---------------------------

The following table sets forth information with respect to the beneficial ownership of Global Greens' outstanding common stock by:

     o each person who is known by the Company to be the beneficial owner of five percent (5%) or more of the Company's common stock;

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

There are currently 3,000,000,000 common shares authorized of which 745,761,432 are outstanding at December 31, 2012.

The  following  sets  forth   information  with  respect  to  our  common  stock
beneficially owned by each Officer and Director, and by all Directors and Officers as a group as of December 31, 2012.



        Title of Class               Name and Address of        Amount and Nature of         Percent of Class
                                    Beneficial Owner (1)          Beneficial Owner
------------------------------- ------------------------------ ------------------------ ----------------------------

Common shares                   Dr. Mehran P. Ghazvini,                    604,707,057                       81.08%
                                President, DC,
                                CEO, CFO, Treasurer  and
                                Director (2)

Common shares                   Dr. Rene' M. Reed, DC, Vice                604,707,057                       81.08%
                                President, Secretary
                                and Director (2)

Common shares                   Dr. Konky Sotomayr, DVM                    604,707,507                       81.08%
                                Vice President Research
                                & Development and
                                Director (2)

Common shares                   Nutritional Health Institute               604,717,057                       81.08%
                                Laboratories (2)
                                                               ------------------------ ----------------------------
All Directors and Executive                                            604,717,057 (2)                       81.08%
Officers as a Group (2
persons)
-------------------------------

     (1) Address is c/o Global Green, Inc., 2820 Remington Green Circle, Tallahassee, Florida 32308.

     (2) Dr. Mehran P. Ghazvini, DC, Dr. Rene' M. Reed, DC and Dr. Konky Sotomayr, DVM are either officers, directors and/or beneficial shareholders of Nutritional Health Institute Laboratories and they disavow any beneficial ownership in the equity in NHIL held by family trusts. Nutritional Health Institute Laboratories holds 604,707,057 shares of common stock directly.

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

At December 31, 2012 and 2011, the amounts due to related parties were $500, respectively.

Dr. Mehran P. Ghazvini, DC, Dr. Rene' M. Reed, DC and Dr. Konky Sotomayr, DVM, officers and directors of the Company, through direct and indirect ownership, are majority shareholders of NHIL), the majority shareholder of our Company. As such, they will be able to control the operations and the direction of the Company with very little outside influence.

Drs. Ghazvini, Reed and Sotomayr do not hold direct shares of common stock of the Company. However, they are officers, directors and beneficial shareholders of Nutritional Health Institute Laboratories and have the ability to vote the shares of NHIL, our majority shareholder.

     o Dr. Mehran P. Ghazvini, DC owns approximately 50% of NHIL, indirectly through family trusts and has the power to vote those interests on behalf of the trusts; and

     o Dr. Rene' M. Reed, DC owns approximately 16.66% of NHIL, indirectly through family trusts and has the power to vote those interests on behalf of the trusts; and

     o Dr. Konky Sotomayr, DVM owns approximately 16.66% of NHIL, indirectly through family trusts and has the power to vote those interests on behalf of the trusts.

In January 2013, Dr. Mehran Ghazvini, the Company's Chief Executive Officer and Chairman, advanced a total of $300,000 cash to the Company to support ongoing operations. At this time, the funds are payable on demand.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

GENERAL. Accell Audit & Compliance, P.A. ("Accell") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining Accell's independence. The engagement of our independent registered public accounting firm was approved by our of our board directors prior to the start of the audit of our consolidated financial statements for the year ended December 31, 2012 and 2011.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2012 and 2011 by Accell.



                                                                 Year Ended December 31,
                                                          2012                              2011
                                              -----------------------------      ----------------------------

Audit Fees                                              $ 3,000                            $3,000

Audit-related Fees                                      $ 5,250                            $4,750


Tax Fees                                                   $0                                $0

All Other Fees                                             $0                                $0

                                              -----------------------------      ----------------------------
Total Fees                                              $ 8,250                            $7,750


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

                               GLOBAL GREEN, INC.
                          (A development stage company)

                        consolidated FINANCIAL STATEMENTS
                        AND independent AUDITORs' report

                           December 31, 2012 and 2011

                                     ACCELL
                            4868 West Gandy Boulevard
                              Tampa, Florida 33611
                              Phone - 813-440-6380

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Global Green, Inc.

Report on the Financial Statements

We have audited the accompanying balance sheets of Global Green, Inc. (a development stage company) and its wholly owned subsidiary (together, the "Company") as of December 31, 2012 and 2011, and the and the related consolidated statements of operations, shareholders' deficit and cash flows for the years then ended and the cumulative period from July 12, 2004 (inception) to December 31, 2012.

Management's Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor's Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor's judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a reasonable basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses and negative cash flows since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2 and 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion on the financial statements is not modified with respect to this matter.

/s/ Accell Audit & Compliance, PA
---------------------------------

Tampa, Florida
March 26, 2013



                            Global Green, Inc.
                      (A Development Stage Company)
                       Consolidated Balance Sheets
                        December 31, 2012 and 2011


                                                                                December 31,        December 31, 2011
                                                                                    2012
                                                                           ---------------------   ---------------------
ASSETS
Current assets
Cash and cash equivalents (see Note 8)                                                  $ 4,027               $ 103,360
Prepaid expenses                                                                          1,125                   3,188
                                                                           ---------------------   ---------------------
Total current assets                                                                      5,152                 106,548

Intangible asset, net                                                                     6,131                   6,467
                                                                           ---------------------   ---------------------

Total assets                                                                           $ 11,283               $ 113,015
                                                                           ---------------------   ---------------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses                                                  $ 30,180                $ 17,012
Due to shareholders                                                                         500                     500
                                                                           ---------------------   ---------------------
Total liabilities                                                                        30,680                  17,512
                                                                           ---------------------   ---------------------
Shareholders' equity (deficit):
Preferred stock; no par value; 100,000,000                                                    -                       -
      shares authorized; no shares outstanding at
      December 31, 2012 or 2011
Common stock; $.00001 par value; 3,000,000,000                                            7,458                   7,458
      shares authorized; 745,761,432 shares issued and
outstanding at December 31, 2012 and 2011
Additional paid in capital                                                              285,573                 285,573
Deficit accumulated during the development stage                                       (312,428)               (197,528)
                                                                           ---------------------   ---------------------
       Total shareholders' equity (deficit)                                             (19,397)                 95,503
                                                                           ---------------------   ---------------------
Total liabilities and shareholders' equity (deficit)                             $       11,283               $ 113,015
                                                                           ---------------------   ---------------------

             See accompanying Notes to Financial Statements.




                               Global Green, Inc.
                          (A Development Stage Company)
                      Consolidated Statement of Operations
                 For the Years Ended December 31, 2012 and 2011
     and the Period From Inception (July 12, 2004) through December 31, 2012



                                                                2012                    2011                   Inception to
                                                                                                             December 31, 2012
                                                         --------------------    --------------------   -------------------------

REVENUES                                                                 $ -                     $ -                   $ -
                                                         --------------------    --------------------   --------------------
OPERATING EXPENSES
   Testing for U.S. Department of                                          -                 137,800                137,800
       Agriculture's approval
   Professional fees                                                  76,518                  45,484                127,002
   General and administrative                                         23,290                   6,735                 30,025
   Consulting fees                                                    10,000                       -                 10,200
   Stock transfer agent fees                                           4,681                   1,421                  6,602
   Amortization                                                          336                     336                    700
   Bank fees                                                              75                      24                     99
                                                         --------------------    --------------------   --------------------

        Total operating expenses                                     114,900                 191,800                312,428
                                                         --------------------    --------------------   --------------------
NET LOSS                                                          $ (114,900)             $ (191,800)            $ (312,428)
                                                         --------------------    --------------------   --------------------

 Net loss per share applicable to common                             $ (0.00)                $ (0.00)
   stockholders-- basic and diluted
                                                         --------------------    --------------------
 Weighted average number of shares                               745,761,432             743,293,205
   outstanding - basic and diluted
                                                         --------------------    --------------------

    See accompanying Notes to Financial Statements.




                               Global Green, Inc.
                          (A Development Stage Company)
                 Consolidated Statement of Shareholders' Deficit
        For the Period of Inception (July 12, 2004) to December 31, 2012



                                                                                        Deficit
                                                                                      Accumulated
                                                                                        During the      Total
                                               Common         Common     Additional    Development   Shareholders'
                                               Shares         Stock     Paid in Capital  Stage         Deficit
                                            -------------   -----------  ------------------------   -------------
INCEPTION, July 12, 2004                               -           $ -           $ -          $ -             $ -
   Share issuance, September 2004              3,141,597           314          (314)           -               -
                                            -------------   -----------   -----------  -----------   -------------
BALANCE, December 31, 2004                     3,141,597           314          (314)           -               -
                                            -------------   -----------   -----------  -----------   -------------
BALANCE, December 31, 2005                     3,141,597           314          (314)           -               -
                                            -------------   -----------   -----------  -----------   -------------
BALANCE, December 31, 2006                     3,141,597           314          (314)           -               -
                                            -------------   -----------   -----------  -----------   -------------
BALANCE, December 31, 2007                     3,141,597           314          (314)           -               -
                                            -------------   -----------   -----------  -----------   -------------
BALANCE, December 31, 2008                     3,141,597           314          (314)           -               -
                                            -------------   -----------   -----------  -----------   -------------
BALANCE, December 31, 2009                     3,141,597           314          (314)           -               -
   Recapitalization due to 10 to 1
     stock split28,274,370                             -             -            -               -
   Stock based compensation                   20,000,000           200             -            -             200
   Share issuance                            683,097,847         6,831             -            -           6,831
Net loss                                               -             -             -       (5,728)         (5,728)
                                            -------------   -----------   -----------  -----------   -------------
BALANCE, December 31, 2010                   734,513,814         7,345          (314)      (5,728)          1,303
   Share issuance                             11,247,618           113       285,887            -         286,000
Net loss                                               -             -             -     (191,800)       (191,800)
                                            -------------   -----------   -----------  -----------   -------------
BALANCE, December 31, 2011                   745,761,432         7,458       285,573     (197,528)         95,503

Net loss                                               -             -             -     (114,900)       (114,900)
                                            -------------   -----------   -----------  -----------   -------------
BALANCE, December 31, 2012                   745,761,432       $ 7,458     $ 285,573   $ (312,428)      $ (19,397)
                                            -------------   -----------   -----------  -----------   -------------

      See accompanying Notes to Financial Statements.





                               Global Green, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
          For the Years Ended December 31, 2012 and 2011 and the Period
                of Inception (July 12, 2004) to December 31, 2012


                                                                 December 31, 2012        December 31, 2011         Inception to
                                                                                                                 December 31, 2012
                                                              ---------------------    ---------------------    --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $ (114,900)              $ (191,800)             $ (312,428)
  Adjustments to reconcile net loss to net cash
    from operating activities:
         Amortization                                                          336                      336                    700
         Stock based compensation                                                -                        -                    200
       Change in assets and liabilities:
Prepaid expenses                                                             2,063                   (3,188)                (1,125)
Accounts payable and accrued expenses                                       13,168                   17,012                 30,180
         Due to shareholders                                                     -                   (5,000)                   500
                                                              ---------------------    ---------------------    --------------------
Net cash from operating activities                                         (99,333)                (182,640)              (281,973)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from share issuance                                                   -                  286,000                286,000
                                                              ---------------------    ---------------------    --------------------
NET CHANGE IN CASH                                                         (99,333)                 103,360                  4,027
CASH, beginning of period                                                  103,360                        -                      -
                                                              ---------------------    ---------------------    --------------------
CASH, end of period (see Note 8)                                           $ 4,027                $ 103,360                $ 4,027
                                                              ---------------------    ---------------------    --------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
    Common stock issued for acquisition of
        Global Green International, Inc.                                   $    -                    $ 6,831               $ 6,831
                                                              ---------------------    ---------------------    --------------------

       See accompanying Notes to Financial Statements.


                               Global Green, Inc.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2012





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

               In 2012, the Company received the final report on the model Efficacy Study conducted on the Company's patented Salmonella vaccine. The Study concluded the Company's vaccine effective in reducing Salmonella. An independent food safety and animal health research firm conducted the Study as part of the final phase of becoming USDA approved.


NOTE 2   GOING CONCERN

               These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. As of December 31, 2012, the Company has incurred net losses of $302,603 since inception (July 12, 2004).

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

               Cash and Cash Equivalents
               The Company considers all investments with a maturity date of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2012 and 2011.

               Revenue Recognition
               The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and FASB ASC 605-15-25, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues from inception to December 31, 2012.

               Earnings Per Share
               The Company has adopted ASC 260-10-50, Earnings Per Share, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at December 31, 2012 and 2011.

               Concentrations
               Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash.

               Occasionally, cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation ("FDIC"). Accordingly, the Company places its cash and cash equivalents with financial institutions considered by management to be of high credit quality. At December 31, 2012, the cash balances were not in excess of amounts insured by the FDIC.

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

               Subsequent Events
               In accordance with FASB ASC 855, Subsequent Events, the Company evaluated subsequent events through March 26, 2013, the date the financial statements were available for issue.


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

     Components of intangible assets at the periods ended are as follows:

                                          December 31,         December 31,
                                              2012                 2011
                                       -------------------- --------------------
License agreement                                $   6,831            $   6,831
Accumulated amortization                             (700)                (364)
                                       -------------------- --------------------
                                                 $   6,131            $   6,467
                                       -------------------- --------------------
NOTE 5   TAXES

               The components of income tax expense for the periods ended are as follows:



                                                                                                       Inception to
                                                                                                     December 31, 2012
                                                             December 31, 2012  December 31, 2011       (unaudited)
                                                             ------------------ ------------------- --------------------
             Current tax benefit (expense)                   $       (43,202)   $       (72,117)    $         (117,474)
             Deferred tax benefit (expense)
                                                                           -                   -                     -
             Change in valuation allowance                              43,202            72,117                72,117
             Use of operating loss carryforward
                                                                           -                   -                     -
                                                             ------------------ ------------------- --------------------
                                                             $             -     $             -      $              -
                                                             ------------------ ------------------- --------------------

               The difference between income tax expense computed by applying the statutory federal income tax rate to earnings before taxes for the periods ended are as follows:




                                                                                                          Inception to
                                                                                                        December 31, 2012
                                                                 December 31, 2012  December 31, 2011      (unaudited)
                                                                 ------------------ ------------------ --------------------
             Pretax loss at federal statutory rate               $       (39,066)   $       (65,212)   $         (106,227)
             State income benefit, net of federal benefit                ( 4,136)           ( 6,905)             ( 11,247)
             Change in valuation allowance                                 43,202             72,117              117,474
                                                                 ------------------ ------------------ --------------------
                                                                 $             -    $              -    $               -
                                                                 ------------------ ------------------ --------------------


               The components of deferred taxes are as follows:


                                          December 31,         December 31,
                                              2012                 2011
                                       -------------------- --------------------
Deferred income tax assets:
   Operating loss carryforwards                    117,44              $72,117
   Less: valuation allowance                     (117,474)             (72,117)
                                       -------------------- --------------------
Net deferred tax asset                            $      -             $      -
                                       -------------------- --------------------

               At December 31, 2012 and 2011, a valuation allowance was established for the entire amount of the net deferred tax asset as the realization of the deferred tax asset is dependent on future taxable income.

               At December 31, 2012, the Company had net operating loss carryforwards for tax purposes of $302,603, which will expire beginning in 2031, if not previously utilized.

NOTE 6   EQUITY

               In April 2010, the Company authorized the issuance of up to 100,000,000 shares of Preferred Stock at no par value. As of December 31, 2012 and 2011, no shares are issued or outstanding.

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


NOTE 7   RELATED PARTY TRANSACTIONS AND COMMITMENTS

               At December 31, 2012 and December 31, 2011, the amounts due to related parties were $500.

               Through its wholly-owned subsidiary, GGII, the Company has exclusive rights to the Licensing Agreement with NHIL, the
               Company's   majority   shareholder.   In  accordance   with  this
               agreement, GGII assumes the financial responsibility for the acquisition and maintenance of all patents, as well as USDA's approval of the Vaccine.


  NOTE 8  CONTINGENCIES

               During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines than an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of December 31, 2012, the Company is not aware of any contingent liabilities that should be reflected in the accompanying financial statements.


  NOTE 8  SUBSEQUENT EVENTS

               In January 2013, the Company's Chief Executive Officer and Chairman, advanced $300,000 to the Company to support ongoing operations. The advance is payable on demand.

     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               GLOBAL GREEN, INC.



 /s/Dr. Mehran P. Ghazvini                                       April 8, 2013
------------------------------------------------------------

Dr. Mehran P. Ghazvini, DC
(Chief Executive Officer/Principal Executive Officer
 & Principal Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/Dr. Mehran P. Ghazvini                                       April 8, 2013
------------------------------------------------------------

Dr.  Mehran  P.  Ghazvini,  DC,  Chairman  of the  Board of
Directors


 /s/Dr. Rene' M. Reed                                            April  8, 2013
------------------------------------------------------------

Dr. Rene' M. Reed, DC, Director


/s/Dr. Konky Sotomayr                                            April 8, 2013
------------------------------------------------------------

Dr. Konky Sotomayr, DVM, Director