Form 10-K/A
period 2012-12-31
GLOBAL GREEN INC.
filed 2013-05-13
CIK 1522724

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

               Registrant's telephone number, including area code:
              ---------------------------------------------------

                                 (850) 597-7906

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

                                                                                                      Page
                                                                                                      ----




                                TABLE OF CONTENTS

                                                   PART I

ITEM 1                  Business                                                                         4
ITEM 1 A.               Risk Factors                                                                    15
ITEM 1 B.               Unresolved Staff Comments                                                       25
ITEM 2                  Properties                                                                      25
ITEM 3                  Legal Proceedings                                                               25
ITEM 4                  Mine Safety Disclosures                                                         25

                                                  PART II

ITEM 5                  Market for Registrant's Common Equity, Related Stockholder Matters and          25
ITEM 6                  Selected Financial Data                                                         27
ITEM 7                  Management's Discussion and Analysis of Financial Condition and Results of      27
ITEM 7A                 Quantitative and Qualitative Disclosures About Market Risk                      31
ITEM 8                  Financial Statements and Supplementary Data                                     31
ITEM 9                  Changes in and Disagreements with Accountants on Accounting and Financial       31
ITEM 9A                 Controls and Procedures                                                         32
ITEM 9B                 Other Information                                                               33

                                                  PART III

ITEM 10                 Directors, Executive Officers, and Corporate Governance                         33
ITEM 11                 Executive Compensation                                                          36
ITEM 12                 Security Ownership of Certain Beneficial Owners and Management and Related      38
ITEM 13                 Certain Relationships and Related Transactions, and Director Independence       39
ITEM 14                 Principal Accounting Fees and Services                                          40

                                                  PART IV

ITEM 15                 Exhibits, Financial Statement Schedules                                         41
SIGNATURES                                                                                              50


                                EXPLANATORY NOTE

Global Green, Inc., (the "Company"), is filing this Amendment to its Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 9, 2013, for the sole purpose of amending the disclosures in Part II, Item 8, Financial Statements & Supplementary Date, specifically to include a revised version of the Report of the Independent Accountants in the financial statements of this filing.

This Amendment does not reflect events occurring after the Original Filing except as noted above. Except for the foregoing amended information, this Form 10-K/A continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.





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

Two of our Officers and Directors are the majority  shareholders of the Company.
--------------------------------------------------------------------------------
As such there is a possibility of them  controlling the Company to the detriment
--------------------------------------------------------------------------------
of outsiders.
------------

Together, Dr. Mehran P. Ghazvini, DC, Dr. Rene M. Reed, DC and Dr. Konky Sotomayor, DVM, through direct and indirect ownership, are majority shareholders of Nutritional Health Institute Laboratories ("NHIL"), the majority shareholder of our Company. As such, they will be able to control the operations and the direction of the Company with very little outside influence.

Drs. Ghazvini, Reed and Sotomayor do not hold direct shares of common stock of the Company. However, they are officers, directors and beneficial shareholders of Nutritional Health Institute Laboratories and have the ability to vote the shares of NHIL, our majority shareholder.

o Dr. Mehran P. Ghazvini, DC owns approximately 50% of NHIL, indirectly through family trusts and has the power to vote those interests on behalf of the trusts and disavows any ownership in the equity of NHIL held by family trusts;
o Dr. Rene M. Reed, DC owns approximately 16.66% of NHIL, indirectly through family trusts and has the power to vote those interests on behalf of the trusts and disavows any ownership in the equity of NHIL held by family trusts; and
o Dr. Konky Sotomayor, DVM owns approximately 16.66% of NHIL, indirectly through family trusts and has the power to vote those interest on behalf of the trusts and disavows any ownership in the equity of NHIL held by family trusts.

As such, they are the beneficial holders of the 604,707,057 shares held by NHIL. Through their ownership in NHIL, Drs. Ghazvini, Reed, and Sotomayor as a group, control approximately 604,707,057 shares of common stock or approximately 81.08% of the voting stock of the Company.

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

We will  depend  upon  management  but we will  have  limited  participation  of
--------------------------------------------------------------------------------
management.
-----------

We currently have three individuals who are serving as our officers and directors for up to 30 hours per week combined, each on a part-time basis. All three directors, Dr. Ghazvini, DC, Dr. Reed, DC and Dr. Sotomayor, DVM are also acting as our officers. None of the officers have an employment agreement with the Company. We will be heavily dependent upon their skills, talents, and abilities, as well as several consultants to us, to implement our business plan, and may, from time to time, find that the inability of the officers and directors to devote their full-time attention to our business results in a delay in progress toward implementing our business plan. See "Management." Because investors will not be able to manage our business, they should critically assess all of the information concerning our officers and directors.

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

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE


                Name                      Age                    Position                        Term
-------------------------------------- ---------- ---------------------------------------- -----------------

     Dr. Mehran P. Ghazvini, DC           48        President, CEO, CFO, Treasurer and          Annual
                                                    Chairman

     Dr. Rene' M. Reed, DC                65        Vice President/Secretary and Director       Annual

     Dr. Konky Sotomayor, DVM             56        Vice President - Research &                 Annual
                                                    Development and Director

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

Dr. Konky Sotomayor, DVM, Vice President of Research & Development and Director

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

                      SUMMARY EXECUTIVES COMPENSATION TABLE

                                                                    Non-equity    Non-qualified
                                                                    incentive       deferred
                                                Stock    Option        plan       compensation     All other
                              Salary    Bonus   awards   awards    compensation     earnings     compensation      Total
 Name & Position     Year       ($)      ($)      ($)      ($)         ($)             ($)            ($)           ($)
------------------- -------- ---------- ------- -------- -------- --------------- -------------- -------------- ------------

Dr. Mehran P.        2012            0       0        0        0               0              0              0       0
Ghazvini, DC,        2011            0       0        0        0               0              0              0       0
President, CEO,      2010            0       0        0        0               0              0              0       0
CFO,
Treasurer


Dr. Rene' M.         2012            0       0        0        0               0              0              0       0
Reed, DC,            2011            0       0        0        0               0              0              0       0
Vice-                2010            0       0        0        0               0              0              0       0
President &
Secretary

Dr. Konky
Sotomayor, VP of
R&D                  2012            0       0        0        0               0              0              0       0


Drs. Ghazvini, Reed and Sotomayor do not have employment agreements with the Company nor do they receive compensation for their services from the Company or from the Company's majority shareholder, NHIL.

                              DIRECTOR COMPENSATION
                              ---------------------

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executive Compensation Table" during the year ended December 31, 2012:



                   Fees                                                   Non-qualified
                   earned or                                                 deferred
      Name         paid in                                Non-equity       compensation
                      cash     Stock       Option       incentive plan       earnings         All other       Total
                      ($)      awards ($)  awards ($)  compensation ($)        ($)         compensation ($)    ($)
------------------ ----------- ----------- ----------- ----------------- ----------------- ----------------- ---------
Dr. Mehran P.          0           0            0              0                0                  0             0
Ghazvini, DC

Dr. Rene' M.           0           0            0              0                0                  0             0
Reed, DC

Dr. Konky              0           0            0              0                0                  0             0
Sotomayor, DVM



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



        Title of Class               Name and Address of        Amount and Nature of         Percent of Class
                                    Beneficial Owner (1)          Beneficial Owner
------------------------------- ------------------------------ ------------------------ ----------------------------

Common shares                   Dr. Mehran P. Ghazvini,                    604,707,057                       81.08%
                                President, DC,
                                CEO, CFO, Treasurer  and
                                Director (2)

Common shares                   Dr. Rene' M. Reed, DC, Vice                604,707,057                       81.08%
                                President, Secretary
                                and Director (2)

Common shares                   Dr. Konky Sotomayor, DVM                    604,707,507                       81.08%
                                Vice President Research
                                & Development and
                                Director (2)

Common shares                   Nutritional Health Institute               604,707,057                       81.08%
                                Laboratories (2)
                                                               ------------------------ ----------------------------
All Directors and Executive                                            604,707,057 (2)                       81.08%

Officers as a Group (2
persons)
-------------------------------

     (1) Address is c/o Global Green, Inc., 2820 Remington Green Circle, Tallahassee, Florida 32308.

     (2) Dr. Mehran P. Ghazvini, DC, Dr. Rene' M. Reed, DC and Dr. Konky Sotomayor, DVM are either officers, directors and/or beneficial shareholders of Nutritional Health Institute Laboratories and they disavow any beneficial ownership in the equity in NHIL held by family trusts. Nutritional Health Institute Laboratories holds 604,707,057 shares of common stock directly.

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

Dr. Mehran P. Ghazvini, DC, Dr. Rene' M. Reed, DC and Dr. Konky Sotomayor, DVM, officers and directors of the Company, through direct and indirect ownership, are majority shareholders of NHIL), the majority shareholder of our Company. As such, they will be able to control the operations and the direction of the Company with very little outside influence.

Drs. Ghazvini, Reed and Sotomayor do not hold direct shares of common stock of the Company. However, they are officers, directors and beneficial shareholders of Nutritional Health Institute Laboratories and have the ability to vote the shares of NHIL, our majority shareholder.

     o Dr. Mehran P. Ghazvini, DC owns approximately 50% of NHIL, indirectly through family trusts and has the power to vote those interests on behalf of the trusts; and

     o Dr. Rene' M. Reed, DC owns approximately 16.66% of NHIL, indirectly through family trusts and has the power to vote those interests on behalf of the trusts; and

     o Dr. Konky Sotomayor, DVM owns approximately 16.66% of NHIL, indirectly through family trusts and has the power to vote those interests on behalf of the trusts.

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

                           December 31, 2012 and 2011

                                     ACCELL
                            4868 West Gandy Boulevard
                              Tampa, Florida 33611
                              Phone - 813-440-6380

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Global Green, Inc.

We have audited the accompanying consolidated balance sheets of Global Green, Inc. (a development stage company) and its wholly owned subsidiary (together, the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended and the cumulative period from July 12, 2004 (inception) to December 31, 2012. These financial statements are the responsibility of the Global Green, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Green, Inc., as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended and the cumulative period from July 12, 2004 (inception) to December 31, 2012, in conformity with generally accepted accounting principles in effect in the United States of America.

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

/s/ Accell Audit & Compliance, P.A.

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



/s/Dr. Mehran P. Ghazvini                                       May 10, 2013
------------------------------------------------------------

Dr.  Mehran  P.  Ghazvini,  DC,  Chairman  of the  Board of
Directors


 /s/Dr. Rene' M. Reed                                            May  10, 2013
------------------------------------------------------------

Dr. Rene' M. Reed, DC, Director


/s/Dr. Konky Sotomayor                                            May 10, 2013
------------------------------------------------------------

Dr. Konky Sotomayor, DVM, Director