Form 10-Q
period 2013-03-31
GLOBAL GREEN INC.
filed 2013-05-14
CIK 1522724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)
 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2013

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

As of May 13, 2013, there were 745,761,432 shares of the registrant's common stock issued and outstanding.



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                 Page
                                                                                                ----

         Balance Sheets - March 31, 2013 and December 31, 2012 (Audited)                         1

         Statements of Operations  -
                  Three months ended March 31, 2013 and 2012 and
                  From Inception (July 12, 2004) to March 31, 2013                               2

         Statements of Changes in Shareholders' Equity -
                   From Inception (July 12, 2004) to March 31, 2013                              3

         Statements of Cash Flows -
                  Three months ended March 31, 2013 and 2012 and
                  From Inception (July 12, 2004) to March 31, 2013                               4

         Notes to the Financial Statements                                                       5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              14
                  - Not Applicable

Item 4. Controls and Procedures                                                                  14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                       15

Item 1A.  Risk Factors -  Not Applicable                                                         15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                             15

Item 3.  Defaults Upon Senior Securities - Not Applicable                                        16

Item 4.  Mine Safety Disclosure - Not Applicable                                                 16

Item 5.  Other Information - Not Applicable                                                      16

Item 6.  Exhibits                                                                                16
SIGNATURES



                          PART I

ITEM 1. FINANCIAL STATEMENTS



                            Global Green, Inc.
                        Consolidated Balance Sheet

                                                                            March 31, 2013      December 31, 2012
                                                                           ------------------   ------------------
ASSETS
Current assets
Cash and cash equivalents                                                          $ 263,063              $ 4,027
Prepaid expenses                                                                         750                1,125
                                                                           ------------------   ------------------
Total current assets                                                                 263,813                5,152

Intangible asset, net                                                                  6,047                6,131
                                                                           ------------------   ------------------

Total assets                                                                       $ 269,860             $ 11,283
                                                                           ------------------   ------------------
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses                                                $ 7,189             $ 30,180
Due to shareholders                                                                      500                  500
Convertible advance- related party (see Note 7)                                      300,000                    -
                                                                           ------------------   ------------------
Total liabilities                                                                    307,689               30,680
                                                                           ------------------   ------------------
Shareholders' deficit:
Preferred stock; no par value; 100,000,000                                                 -                    -
      shares authorized; no shares outstanding at
      March 31, 2013 or December 31, 2012
Common stock; $.00001 par value; 3,000,000,000                                         7,458                7,458
      shares authorized; 745,761,432 shares issued and
outstanding at March 31, 2013 or December 31, 2012
Additional paid in capital                                                           285,573              285,573
Deficit accumulated during the development stage                                    (330,860)            (312,428)
                                                                           ------------------   ------------------
       Total shareholders' deficit                                                   (37,829)             (19,397)
                                                                           ------------------   ------------------
Total liabilities and shareholders' deficit                                        $ 269,860             $ 11,283
                                                                           ------------------   ------------------



                               Global Green, Inc.
                      Consolidated Statement of Operations


                                                           March 31, 2013          March 31, 2012         Inception to
                                                                                                           March 31, 2013
                                                         --------------------    -------------------    --------------------

REVENUES                                                         $ -                     $ -                    $ -
                                                         --------------------    -------------------    --------------------
OPERATING EXPENSES
Testing for U.S. Department of                                             -                      -                 137,800
    Agriculture's approval
Professional fees                                                      9,939                 25,304                 136,941
General and administrative                                             4,033                  2,478                  34,058
Consulting fees                                                            -                      -                  10,200
Stock transfer agent fees                                                600                    150                   7,202
Interest expense (see Note 7)                                          3,750                      -                   3,750
Amortization                                                              84                     84                     784
Bank fees                                                                 26                      -                     125
                                                         --------------------    -------------------    --------------------
Total operating expenses                                              18,432                 28,016                 330,860
                                                         --------------------    -------------------    --------------------
NET LOSS                                                           $ (18,432)             $ (28,016)             $ (330,860)
                                                         --------------------    -------------------    --------------------

 Net loss per share applicable to common                             $ (0.00)               $ (0.00)
   stockholders-- basic and diluted
                                                         --------------------    -------------------

 Weighted average number of shares                               745,761,432            745,761,432
   outstanding - basic and diluted
                                                         --------------------    -------------------


                               Global Green, Inc.
                 Consolidated Statement of Shareholders' Equity


                                                                                     Accumulated
                                                                                     During the        Total
                                               Common        Common    Additional    Development    Shareholders'
                                               Shares        Stock   Paid in Capital   Stage          Deficit
                                            -------------   ---------  --------------------------   -------------
INCEPTION, July 12, 2004                               -         $ -             $ -         $ -             $ -

   Share issuance, September 2004              3,141,597         314            (314)          -               -
                                            -------------   ---------  --------------------------   -------------
BALANCE, December 31, 2004                     3,141,597         314            (314)          -               -
                                            -------------   ---------  --------------------------   -------------
BALANCE, December 31, 2005                     3,141,597         314            (314)          -               -
                                            -------------   ---------  --------------------------   -------------
BALANCE, December 31, 2006                     3,141,597         314            (314)          -               -
                                            -------------   ---------  --------------------------   -------------
BALANCE, December 31, 2007                     3,141,597         314            (314)          -               -
                                            -------------   ---------  --------------------------   -------------
BALANCE, December 31, 2008                     3,141,597         314            (314)          -               -
                                            -------------   ---------  --------------------------   -------------
BALANCE, December 31, 2009                     3,141,597         314            (314)          -               -

   Recapitalization due to 10 to 1
      stock split                             28,274,370           -               -           -               -
   Stock based compensation                   20,000,000         200               -           -             200
   Share issuance                            683,097,847       6,831               -           -           6,831

Net loss                                               -           -               -      (5,728)         (5,728)
                                            -------------   ---------  --------------------------   -------------
BALANCE, December 31, 2010                   734,513,814       7,345            (314)     (5,728)          1,303

   Share issuance                             11,247,618         113         285,887           -         286,000

Net loss                                               -           -               -    (191,800)       (191,800)
                                            -------------   ---------  --------------------------   -------------
BALANCE, December 31, 2011                   745,761,432       7,458         285,573    (197,528)         95,503

Net loss                                               -           -               -    (114,900)       (114,900)
                                            -------------   ---------  --------------------------   -------------
BALANCE, December 31, 2012                   745,761,432       7,458         285,573    (312,428)        (19,397)

Net loss                                               -           -               -     (18,432)        (18,432)
                                            -------------   ---------  --------------------------   -------------
BALANCE, March 31, 2013                      745,761,432     $ 7,458       $ 285,573  $ (330,860)      $ (37,829)
                                            -------------   ---------  --------------------------   -------------








                               Global Green, Inc.
                            Statement of Cash Flows



                                                                 March 31, 2013       March 31, 2012    Inception to March 31, 2013
                                                              -----------------    ------------------   ---------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $ (18,432)            $ (28,016)           $ (330,860)
  Adjustments to reconcile net loss to net cash
    from operating activities:
         Amortization                                                       84                    84                   784
         Stock based compensation                                            -                     -                   200
       Change in assets and liabilities:
Prepaid expenses                                                           375                 1,063                  (750)
Accounts payable and accrued expenses                                  (22,991)                4,804                 7,189
         Due to shareholders                                                 -                     -                   500
                                                              -----------------    ------------------   -------------------
Net cash from operating activities                                     (40,964)              (22,065)             (322,937)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance                                                 -                     -               286,000
Proceeds from convertible advance -                                    300,000                     -               300,000
    related party
                                                              -----------------    ------------------   -------------------
Net cash from financing activities                                     300,000                     -               586,000


NET CHANGE IN CASH                                                     259,036               (22,065)              263,063
CASH, beginning of period                                                4,027               103,360                     -
                                                              -----------------    ------------------   -------------------
CASH, end of period                                                  $ 263,063              $ 81,295             $ 263,063
                                                              -----------------    ------------------   -------------------

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
    Common stock issued for acquisition of
        Global Green International, Inc.                             $ -                  $ - -               $ 6,831  -
                                                              -----------------    ------------------   -------------------


                               Global Green, Inc.
                          (A Development Stage Company)
                 Notes To The Consolidated Financial Statements
                                 March 31, 2013
                                   (Unaudited)


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

               GGII, a wholly-owned subsidiary of the Company, has been granted the exclusive worldwide rights (the "Licensing Agreement") to manufacture, distribute, market and sell a Salmonella Antigen and Vaccine (the "Vaccine"). The Licensing Agreement was executed between NHIL and GGII before the Company acquired the 100% ownership of GGII and is the only asset of GGII.

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


NOTE 2   GOING CONCERN

               These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. As of March 31, 2013, the Company has incurred net losses of $330,860 since inception (July 12, 2004).

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

               Cash and Cash Equivalents
               -------------------------
               The Company considers all investments with a maturity date of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2013 and December 31, 2012.

               Revenue Recognition
               -------------------
               The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and FASB ASC 605-15-25, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues from inception to March 31, 2013.

               Earnings Per Share
               ------------------
               The Company has adopted ASC 260-10-50, Earnings Per Share, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at March 31, 2013 and December 31, 2012.

               Concentrations
               --------------
               Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash.

               Occasionally, cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation ("FDIC"). Accordingly, the Company places its cash and cash equivalents with financial institutions considered by management to be of high credit quality. At times, the Company's cash balances may be in excess of the FDIC limits.

               Fair Value of Financial Instruments
               -----------------------------------
               The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157 Fair Value Measurements ("SFAS 157"), superseded by ASC 820-10, which defines fair value, establishes a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. The impact of adopting ASC 820-10 was not significant to the Company's financial statements. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

               Level 1 - Valuation based on quoted market prices in active markets for identical assets or liabilities.

               Level 2 - Valuation based on quoted market prices for similar assets and liabilities in active markets.

               Level 3 - Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management's best estimate of what market participants would use as fair value.

               In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The valuation of our derivative liability is determined using Level 1 inputs, which consider (i) time value,
               (ii) current market and (iii) contractual prices.

               Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013 and December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable, accrued expenses and advance.

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

               Subsequent Events
               -----------------
               In accordance with FASB ASC 855, Subsequent Events, the Company evaluated subsequent events through May 6, 2013, the date the financial statements were available for issue.


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

               Components of intangible assets at the periods ended are as follows:

                                            March 31,          December 31,
                                              2013                 2012
                                       -------------------- --------------------
License agreement                                $   6,831            $   6,831
Accumulated amortization                             (784)                (700)
                                       -------------------- --------------------
                                                 $   6,047            $   6,131
                                       ==================== ====================

NOTE 5   TAXES

               The components of income tax expense for the periods ended are as follows:


                                                                                                    Inception to March
                                                                                                            31,
                                                                                                            2013
                                                              March 31, 2013      March 31, 2012        (Unaudited)
                                                             ------------------ ------------------- --------------------
             Current tax benefit                             $        (6,930)   $       (19,798)    $  (124,404)

             Deferred tax expense (benefit)
                                                                       -                  -               -
             Change in valuation allowance                             6,930            19,798
             Use of operating loss carryforward
                                                                       -                  -               -
                                                             ------------------ ------------------- --------------------
                                                             $         -        $         -          $    -

                                                             ===========================================================


               The difference between income tax expense computed by applying the statutory federal income tax rate to earnings before taxes for the periods ended are as follows:



                                                                                                       Inception to March
                                                                                                               31,
                                                                                                               2013
                                                                  March 31, 2013     March 31, 2012        (Unaudited)
                                                                 ------------------ ------------------ --------------------
             Pretax loss at federal statutory rate               $       ( 6,266)   $       (17,903)   $         (112,493)
             State income benefit, net of federal benefit                   (664)            (1,895)              (11,911)

             Change in valuation allowance                                  6,930             19,798              124,404

                                                                 ------------------ ------------------ --------------------
                                                                 $           -       $          -       $            -
                                                                 ------------------ ------------------ --------------------

                 The components of deferred taxes are as follows:



                                            March 31,          December 31,
                                              2013                 2012
                                       -------------------- --------------------
Deferred income tax assets:
   Operating loss carryforwards                $   124,404          $   117,474
   Less: valuation allowance                      (124,404)            (117,474)
                                       -------------------- --------------------
Net deferred tax asset                         $      -             $      -
                                       -------------------- --------------------

               At March 31, 2013 and December 31, 2012, a valuation allowance was established for the entire amount of the net deferred tax asset as the realization of the deferred tax asset is dependent on future taxable income.

               At  March  31,  2013,   the  Company  had  net   operating   loss
               carryforwards for tax purposes of $330,860, which will expire beginning in 2031, if not previously utilized.

NOTE 6   EQUITY

               In April 2010, the Company authorized the issuance of up to 100,000,000 shares of Preferred Stock at no par value. As of March 31, 2013 and December 31, 2012, no shares are issued or outstanding.

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

NOTE 7   RELATED PARTY TRANSACTIONS AND COMMITMENTS

               On January 2013 the Company entered into a convertible advance with the Company's Chief Executive Officer and Chairman. The convertible advance, with a face value of $300,000, bears interest at 5% per annum and is payable on demand. The convertible advance is convertible, at the holder's option, into the Company's common or preferred shares based on the value of the shares at the execution date of the advance. The convertible advance is valued at the greater of the face value of the advance or the fair value of the shares, if converted. At March 31, 2013 and December 31, 2012, the convertible advance, was recorded at $300,000 and $0, respectively. Accrued interest related to this advance was $3,750 and $0 at March 31, 2013 and December 31, 2012, respectively, and is included in accounts payable and accrued expenses on the balance sheet.

               Through its wholly-owned subsidiary, GGII, the Company has exclusive rights to the Licensing Agreement with NHIL, the
               Company's   majority   shareholder.   In  accordance   with  this
               agreement, GGII assumes the financial responsibility for the acquisition and maintenance of all patents, as well as USDA's approval of the Vaccine.

  NOTE 8    CONTINGENCIES

               During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines than an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of March 31, 2013, the Company is not aware of any contingent liabilities that should be reflected in the accompanying financial statements.

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

PLAN OF OPERATIONS

We had no operations prior to January 2009 and we did not have any revenues during the quarter ended March 31, 2013 nor the fiscal years ended December 31, 2012 and 2011. We have minimal capital, minimal cash, and only our intangible assets consist of our patents and patent applications, business plan, relationships and contacts. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.

In March 2012, the Company completed its Final Efficacy Testing and submitted the results to the USDA and are awaiting a response from the USDA. Our continuing plan of operations will be as follows:

Milestones

3rd  Quarter 2013

o    Continuing Market Development.

o    Manufacturing vaccine batch for the final Efficacy study.

o Perform USDA regulatory Efficacy Study and Potency Testing according to Model Test.

4tht Quarter 2013

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

In January 2013, the Company entered into a convertible advance with the Company's Chief Executive Officer and Chairman, Dr. Ghazvini. The convertible advance with a face value of $300,000, bears interest at 5% per annum and is payable on demand. The convertible advance is convertible, at the holder's option, into the Company's common or preferred shares based on the value of the shares at the execution date of the advance At March 31, 2013, the convertible advance, was recorded at $300,000. Accrued interest related to this advance was $3,750 at March 31, 2013 and is included in accounts payable and accrued expenses on the balance sheet.

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

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

During the three months ended March 31, 2013 and 2012, the Company did not recognize any revenues from it operational activities. Management does not anticipate recognizing any revenues from the sale of the Salmogenic vaccine, until the final approval of the USDA has been granted and that time the Company will be able to begin sales and marketing efforts.

During the three months ended March 31, 2013, the Company incurred operational expenses of $18,432. During the three months ended March 31, 2012, the Company incurred operational expenses of $28,016. The decrease of $9,584 was primarily a result of a $15,365 decrease in professional fees offset by an increase of $1,555 in general and administrative expenses, a $3,750 increase in interest expense and a $450 increase in stock transfer agent fees. The decrease in professional fees was a result of the Company's completion of its successful efforts to get its common stock listed for trading with FINRA and for holding with Depository Trust in the early part of 2012.

During the three months ended March 31, 2013, the Company recognized a net loss of $18,432 compared to a net loss of $28,016 during the three months ended March 31, 2012. The decrease of $9,584 was a direct result of the decrease in operational expenses discussed above.

LIQUIDITY

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2012, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

At March 31, 2013, the Company had total current assets of $263,813, consisting of $263,063 in cash and prepaid expenses of $750 and total current liabilities of $307,689, consisting of $7,189 in accounts payable and accrued expenses, $500 due to shareholders and a $300,000 convertible advance to related party. At March 31, 2013, the Company had working capital deficit of $43,876.

During the three months ended March 31, 2013, the Company used $40,964 in funds in it operational activities. During the three months ended March 31, 2012, the Company recognized a net loss of $18,432 which was adjusted for $84 in amortization expense. During the three months ended March 31, 2012, the Company used $22,065 in its operations, a net loss of $28,016 was adjusted for the non-cash item of $84 in amortization expense.

During the three months ended March 31, 2013, the Company received $300,000 from its financing activities.

In January 2013, the Company entered into a convertible advance with the Company's Chief Executive Officer and Chairman, Dr. Ghazvini. The convertible advance, with a face value of $300,000, bears interest at 5% per annum and is payable on demand. The convertible advance is convertible, at the holder's option, into the Company's common or preferred shares based on the value of the shares at the execution date of the advance At March 31, 2013, the convertible advance, was recorded at $300,000. Accrued interest related to this advance was $3,750 at March 31, 2013 and is included in accounts payable and accrued expenses on the balance sheet.

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

Significant Accounting Policies

Revenue Recognition
-------------------
 The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and FASB ASC 605-15-25, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues from inception to March 31, 2013.

 Earnings Per Share
 ------------------
 The Company has adopted ASC 260-10-50, Earnings Per Share, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at March 31, 2013 or March 31, 2012.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE.

ITEM 1A.  RISK FACTORS

            Not Applicable to Smaller Reporting Companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of January 1, 2013 through March 31, 2013, the Company made the following unregistered issuance of its securities:

In January 2013, the Company entered into a convertible advance with its Chief Executive Officer and Chairman, Dr. Ghazvini. The convertible advance, with a face value of $300,000, bears interest at 5% per annum and is payable on demand. The convertible advance is convertible, at the holder's option, into the Company's common or preferred shares based on the value of the shares at the execution date of the advance At March 31, 2013, the convertible advance, was recorded at $300,000.

Exemption From Registration Claimed

The above sale by the  Company of its  unregistered  securities  was made by the
Company in reliance upon Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). The individual that purchased the unregistered securities is known to the Company and its management, through pre-existing business relationships, as long standing business associates and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

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





                                                     GLOBAL GREEN, INC.
                                                     (Registrant)



Dated:   May 15, 2013             By: Dr. Mehran P. Ghazvini
                                    -------------------------------------------
                                    Dr.  Mehran P. Ghazvini, DC
                                   (Principal Executive Officer, Chief Financial
                                    Officer and Principal Accounting  Officer)