Form 10-Q
period 2013-06-30
GLOBAL GREEN INC.
filed 2013-08-13
CIK 1522724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)
 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2013

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

As of August 12, 2013, there were 745,761,432 shares of the registrant's common stock issued and outstanding.




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                Page
                                                                                               ----

         Balance Sheets - June 30, 2013 and December 31, 2012 (Audited)                          1

         Statements of Operations  -
                  Three and Six months ended June 30, 2013 and 2012 and
                  From Inception (July 12, 2004) to June 30, 2013                                2

         Statements of Changes in Shareholders' Equity -
                   From Inception (July 12, 2004) to June 30, 2013                               3

         Statements of Cash Flows -
                  Six months ended June 30, 2013 and 2012 and
                  From Inception (July 12, 2004) to June 30, 2013                                4

         Notes to the Financial Statements                                                       5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              16
                  - Not Applicable

Item 4. Controls and Procedures                                                                  16

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                       16

Item 1A.  Risk Factors -  Not Applicable                                                         16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                             17
-        Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                        17

Item 4.  Mine Safety Disclosure - Not Applicable                                                 17

Item 5.  Other Information - Not Applicable                                                      17

Item 6.  Exhibits                                                                                17
SIGNATURES                                                                                       18

                                     PART I

ITEM 1. FINANCIAL STATEMENTS



                            GLOBAL GREEN, INC.
                      (A Development Stage Company)
                        Consolidated Balance Sheet
                   June 30, 2013 and December 31, 2012


                                                                               June 30,               December 31, 2012
                                                                                 2013
                                                                           ------------------   ------------------------------
ASSETS
Current assets
Cash and cash equivalents                                                          $ 242,546              $ 4,027
Prepaid expenses                                                                         750                1,125
                                                                           ------------------   ------------------
Total current assets                                                                 243,296                5,152

Intangible asset, net                                                                  5,963                6,131
                                                                           ------------------   ------------------

Total assets                                                                       $ 249,259             $ 11,283
                                                                           ------------------   ------------------

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses                                               $ 19,642             $ 30,180
Due to shareholders                                                                      500                  500
Convertible advance- related party                                                   300,000                    -
                                                                           ------------------   ------------------
Total liabilities                                                                    320,142               30,680
                                                                           ------------------   ------------------
Shareholders' deficit:
Preferred stock; no par value; 100,000,000                                                 -                    -
      shares authorized; no shares outstanding at
      June 30, 2013 or December 31, 2012
Common stock; $.00001 par value; 3,000,000,000                                         7,458                7,458
      shares authorized; 745,761,432 shares issued and
outstanding at June 30, 2013 or December 31, 2012
Additional paid in capital                                                           285,573              285,573
Deficit accumulated during the development stage                                    (363,914)            (312,428)
                                                                           ------------------   ------------------
       Total shareholders' deficit                                                   (70,883)             (19,397)
                                                                           ------------------   ------------------
Total liabilities and shareholders' deficit                                        $ 249,259             $ 11,283
                                                                           ------------------   ------------------


             See accompanying Notes to Financial Statements.


                               GLOBAL GREEN, INC.
                          (A Development Stage Company)
                      Consolidated Statement of Operations
      For the Six and Three Months Ended June 30, 2013 and 2012 and For the
            Period of Inception (July 12, 2004) Through June 30, 2012
                                   (Unaudited)


                                                                  Six months ended June 30,             Three months ended June 30,
                                                                2013                    2012                    2013
                                                         --------------------    --------------------    --------------------

REVENUES                                                         $         -               $       -              $        -
                                                         --------------------    --------------------    --------------------
OPERATING EXPENSES
   Testing for U.S. Department of                                          -                       -                       -
       Agriculture's approval
   Professional fees                                                  15,022                  45,145                  17,892
   General and administrative                                         27,660                  13,782                  10,818
   Consulting fees                                                         -                   5,000                       -
   Stock transfer agent fees                                           1,085                     882                     485
   Interest expense                                                    7,500                       -                   3,750
   Amortization                                                          168                     168                      84
   Bank fees                                                              51                      50                      25
                                                         --------------------    --------------------    --------------------
        Total operating expenses                                      51,486                  65,027                  33,054
                                                         --------------------    --------------------    --------------------
NET LOSS                                                           $ (51,486)              $ (65,027)              $ (33,054)
                                                         --------------------    --------------------    --------------------

 Net loss per share applicable to common                              $(0.00)                $ (0.00)                 $(0.00)
   stockholders-- basic and diluted
                                                         --------------------    --------------------    --------------------
 Weighted average number of shares                               745,761,432             745,761,432             745,761,432
   outstanding - basic and diluted
                                                         --------------------    --------------------    --------------------

    See accompanying Notes to Financial Statements.



                               GLOBAL GREEN, INC.
                          (A Development Stage Company)
                      Consolidated Statement of Operations
      For the Six and Three Months Ended June 30, 2013 and 2012 and For the
            Period of Inception (July 12, 2004) Through June 30, 2012
                                   (Unaudited)
(continued)



                                  Three months ended June 30,   Inception to June 30, 2013
                                            2012
                                  --------------------------    --------------------------
REVENUES                                     $           -              $        -
                                       --------------------    --------------------
OPERATING EXPENSES
   Testing for U.S. Department of                        -                 137,800
       Agriculture's approval
   Professional fees                                19,841                 142,024
   General and administrative                       11,304                  57,685
   Consulting fees                                   5,000                  10,200
   Stock transfer agent fees                           732                   7,687
   Interest expense                                                          7,500
   Amortization                                         84                     868
   Bank fees                                            50                     150
                                       --------------------    --------------------
        Total operating expenses                    37,011                 363,914
                                       --------------------    --------------------
NET LOSS                                         $ (37,011)             $ (363,914)
                                       --------------------    --------------------

 Net loss per share applicable to common           $ (0.00)
   stockholders-- basic and diluted
                                       --------------------
 Weighted average number of shares             745,761,432
   outstanding - basic and diluted
                                       --------------------

    See accompanying Notes to Financial Statements.




                               GLOBAL GREEN, INC.
                          (A Development Stage Company)
                        Consolidated Statement of Equity
        For the Period of Inception (July 12, 2004) Through June 30, 2013
                                   (Unaudited)

                                                                                      Accumulated
                                                                                      During the        Total
                                               Common       Common    Additional      Development    Shareholders'
                                               Shares       Stock    Paid in Capital     Stage          Deficit
                                            -------------   ---------  --------------------------   -------------
INCEPTION, July 12, 2004                               -         $ -             $ -         $ -             $ -

   Share issuance, September 2004              3,141,597         314            (314)          -               -
                                            -------------   ---------  --------------------------   -------------
BALANCE, December 31, 2004                     3,141,597         314            (314)          -               -
                                            -------------   ---------  --------------------------   -------------
BALANCE, December 31, 2005                     3,141,597         314            (314)          -               -
                                            -------------   ---------  --------------------------   -------------
BALANCE, December 31, 2006                     3,141,597         314            (314)          -               -
                                            -------------   ---------  --------------------------   -------------
BALANCE, December 31, 2007                     3,141,597         314            (314)          -               -
                                            -------------   ---------  --------------------------   -------------
BALANCE, December 31, 2008                     3,141,597         314            (314)          -               -
                                            -------------   ---------  --------------------------   -------------
BALANCE, December 31, 2009                     3,141,597         314            (314)          -               -

   Recapitalization due to 10 to 1
      stock split28,274,370                            -            -              -           -               -
   Stock based compensation                   20,000,000         200               -           -             200
   Share issuance                            683,097,847       6,831               -           -           6,831

Net loss                                               -           -               -      (5,728)         (5,728)
                                            -------------   ---------  --------------------------   -------------
BALANCE, December 31, 2010                   734,513,814       7,345            (314)     (5,728)          1,303

   Share issuance                             11,247,618         113         285,887           -         286,000

Net loss                                               -           -               -    (191,800)       (191,800)
                                            -------------   ---------  --------------------------   -------------
BALANCE, December 31, 2011                   745,761,432       7,458         285,573    (197,528)         95,503

Net loss                                               -           -               -    (114,900)       (114,900)
                                            -------------   ---------  --------------------------   -------------
BALANCE, December 31, 2012                   745,761,432       7,458         285,573    (312,428)        (19,397)

Net loss                                               -           -               -     (51,486)        (51,486)
                                            -------------   ---------  --------------------------   -------------
BALANCE, June 30, 2013                       745,761,432     $ 7,458       $ 285,573  $ (363,914)      $ (70,883)
                                            -------------   ---------  --------------------------   -------------

         See accompanying Financial Statements.




                               GLOBAL GREEN, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flow
               For the Six Months Ended June 30, 2013 and 2012 and
        For the Period of Inception (July 12, 2004) through June 30, 2013
                                   (Unaudited)


                                                                    June 30,            June30,         Inception to June 30,
                                                                      2013               2012                  2013
                                                              -----------------    ------------------   -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $ (51,486)            $ (65,027)           $ (363,914)
  Adjustments to reconcile net loss to net cash
    from operating activities:
         Amortization                                                      168                   168                   868
         Stock based compensation                                            -                     -                   200
       Change in assets and liabilities:
Prepaid expenses                                                           375                 2,126                  (750)
Accounts payable and accrued expenses                                  (10,538)                6,095                19,642
         Due to shareholders                                                 -                     -                   500
                                                              -----------------    ------------------   -------------------
Net cash from operating activities                                     (61,481)              (56,638)             (343,454)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance                                                 -                     -               286,000
Proceeds from convertible advance -                                    300,000                     -               300,000
    related party
                                                              -----------------    ------------------   -------------------
Net cash from financing activities                                     300,000                     -               586,000


NET CHANGE IN CASH                                                     238,519               (56,638)              242,546
CASH, beginning of period                                                4,027               103,360                     -
                                                              -----------------    ------------------   -------------------
CASH, end of period                                                  $ 242,546              $ 46,722             $ 242,546
                                                              -----------------    ------------------   -------------------


SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
    Common stock issued for acquisition of
        Global Green International, Inc.                                   $ -                  $ -                $ 6,831
                                                              -----------------    ------------------   -------------------
       See accompanying Notes to Financial Statements.


                          (A Development Stage Company)
                 Notes To The Consolidated Financial Statements
                                  June 30, 2013
                                   (Unaudited)

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


NOTE 2   GOING CONCERN

               These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. As of June 30, 2013, the Company has incurred net losses of $363,914 since inception (July 12, 2004).

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

               Cash and Cash Equivalents

               The Company considers all investments with a maturity date of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2013 and December 31, 2012.

               Revenue Recognition

               The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and FASB ASC 605-15-25, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues from inception to June 30, 2013.

               Earnings Per Share

               The Company has adopted ASC 260-10-50, Earnings Per Share, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at June 30, 2013 and December 31, 2012.

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

               Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013 and December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable, accrued expenses and advance.


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

               Subsequent Events

               In accordance with FASB ASC 855, Subsequent Events, the Company evaluated subsequent events through August 4, 2013, the date the financial statements were available for issue.


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


               Components of intangible assets at the periods ended are as follows:

                                            June 30,           December 31,
                                              2013                 2012
                                       -------------------- --------------------
License agreement                                $   6,831            $   6,831
Accumulated amortization                             (868)                (700)
                                       -------------------- --------------------
                                                 $   5,963            $   6,131
                                       -------------------- --------------------

NOTE 5   TAXES

               The components of income tax expense for the periods ended are as follows:


                                                                                                        Inception to
                                                                                                          June 30,
                                                               June 30, 2013      June 30, 2012             2013
                                                             ------------------ ------------------- ---------------------
             Current tax benefit                             $        (19,359)  $       (24,450)    $(136,833)
             Change in valuation allowance                             19,359            24,450       136,833
                                                             ------------------ ------------------- ---------------------
                                                             $            -     $           -      $     -
                                                             ------------------ ------------------- ---------------------


               The difference between income tax expense computed by applying the statutory federal income tax rate to earnings before taxes for the periods ended are as follows:



                                                                                                        Inception to June
                                                                                                               30,
                                                                                                               2013
                                                                   June 30, 2013      June 30, 2012        (Unaudited)
                                                                 ------------------ ------------------ --------------------
             Pretax loss at federal statutory rate               $ ( 17,506)         $   (22,109)       $    (123,733)
             State income benefit, net of federal benefit            (1,853)              (2,341)             (13,100)
             Change in valuation allowance                           19,359               24,450              136,833
                                                                 ------------------ ------------------ ------------------
                                                                 $       -           $         -        $        -
                                                                 ------------------ ------------------ --------------------


               The components of deferred taxes are as follows:



                                            June 30,           December 31,
                                              2013                 2012
                                       -------------------- --------------------
Deferred income tax assets:
   Operating loss carryforwards                $   136,833          $   117,474
   Less: valuation allowance                      (136,833)            (117,474)
                                       -------------------- --------------------
Net deferred tax asset                            $      -             $      -
                                       -------------------- --------------------


               At June 30, 2013 and December 31, 2012, a valuation allowance was established for the entire amount of the net deferred tax asset as the realization of the deferred tax asset is dependent on future taxable income.

               At  June  30,   2013,   the  Company  had  net   operating   loss
               carryforwards for tax purposes of $363,914, which will expire beginning in 2031, if not previously utilized.


NOTE 6   EQUITY

               In April 2010, the Company authorized the issuance of up to 100,000,000 shares of Preferred Stock at no par value. As of June 30, 2013 and December 31, 2012, no shares are issued or outstanding.

               In May 2010, the Company had a 10-to-1 stock forward split, changing its par value from $.0001 per share to $.00001 per share. Right after the said stock split, the Company issued 20,000,000 shares of its common stock to certain shareholders for services rendered valued at $200. This is recorded as a non-cash expense in the accompanying statement of operations.

               In November 2010, the Company issued approximately 683 million shares of common stock, representing 93% of the ownership of the Company, to NHIL. After the above mentioned issuance, the Company has become a majority-owned subsidiary of NHIL.

               On March 21, 2011, the Company completed a private placement of common stock to accredited investors and raised $286,000 of working capital.

NOTE 7   RELATED PARTY TRANSACTIONS AND COMMITMENTS

               On January 2013, the Company entered into a convertible advance with the Company's Chief Executive Officer and Chairman. The convertible advance, with a face value of $300,000, bears interest at 5% per annum and is payable on demand. The convertible advance is convertible, at the holder's option, into the Company's common or preferred shares based on the value of the shares at the execution date of the advance. The convertible advance is valued at the greater of the face value of the advance or the fair value of the shares, if converted. At June 30, 2013 and December 31, 2012, the convertible advance, was recorded at $300,000 and $0, respectively. Accrued interest related to this advance was $7,500 and $0 at June 30, 2013 and December 31, 2012, respectively, and is included in accounts payable and accrued expenses on the balance sheet.

               Through its wholly-owned subsidiary, GGII, the Company has exclusive rights to the Licensing Agreement with NHIL, the
               Company's   majority   shareholder.   In  accordance   with  this
               agreement, GGII assumes the financial responsibility for the acquisition and maintenance of all patents, as well as USDA's approval of the Vaccine.


  NOTE 8     CONTINGENCIES

               During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines than an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of June 30, 2013, the Company is not aware of any contingent liabilities that should be reflected in the accompanying financial statements.

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

PLAN OF OPERATIONS

We had no operations prior to January 2009 and we did not have any revenues during the quarter ended June 30, 2013 nor the fiscal years ended December 31, 2012 and 2011. We have minimal capital, minimal cash, and only our intangible assets consist of our patents and patent applications, business plan, relationships and contacts. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.

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

In January 2013, the Company entered into a convertible advance with the Company's Chief Executive Officer and Chairman, Dr. Ghazvini. The convertible advance with a face value of $300,000, bears interest at 5% per annum and is payable on demand. The convertible advance is convertible, at the holder's option, into the Company's common or preferred shares based on the value of the shares at the execution date of the advance. At June 30, 2013, the convertible advance was recorded at $300,000. Accrued interest related to this advance was $7,500 at June 30, 2013 and is included in accounts payable and accrued expenses on the balance sheet.

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

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

During the three months ended June 30, 2013 and 2012, the Company did not recognize any revenues from it operational activities. Management does not anticipate recognizing any revenues from the sale of the Salmogenic vaccine, until the final approval of the USDA has been granted and that time the Company will be able to begin sales and marketing efforts.

During the three months ended June 30, 2013, the Company incurred operational expenses of $33,054. During the three months ended June 30, 2012, the Company incurred operational expenses of $37,011. The decrease of $3,957 was primarily
a result  of a $5,000  decrease  in  consulting  fees,  a $1,949  decrease   in
professional fees, a decrease of $486 in general and administrative expenses, offset by a $3,750 increase in interest expense. The decrease in professional fees was a result of the Company's completion of its successful efforts to get its common stock listed for trading with FINRA and for holding with Depository Trust in the early part of 2012.

During the three months ended June 30, 2013, the Company recognized a net loss of $33,054 compared to a net loss of $37,011 during the three months ended June 30, 2012. The decrease of $3,957 was a direct result of the decrease in operational expenses discussed above.

For the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

During the six months ended June 30, 2013 and 2012, the Company did not recognize any revenues from it operational activities. Management does not anticipate recognizing any revenues from the sale of the Salmogenic vaccine, until the final approval of the USDA has been granted and that time the Company will be able to begin sales and marketing efforts.

During the six months  ended June 30,  2013,  the Company  incurred  operational expenses of $51,486. During the six months ended June 30, 2012, the Company incurred operational expenses of $65,027. The decrease of $13,541 was primarily a result of a $5,000 decrease in consulting fees and a $30,123 decrease in professional fees offset by an increase of $13,878 in general and administrative expenses, and a $7,500 increase in interest expense. The decrease in professional fees was a result of the Company's completion of its successful efforts to get its common stock listed for trading with FINRA and for holding with Depository Trust in the early part of 2012.

During the six months ended June 30, 2013, the Company recognized a net loss of $51,486 compared to a net loss of $65,027 during the three months ended June 30, 2012. The decrease of $13,541 was a direct result of the decrease in operational expenses discussed above.


LIQUIDITY

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2012, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

At June 30, 2013, the Company had total current assets of $243,296, consisting of $242,546 in cash and prepaid expenses of $750 and total current liabilities of $320,142, consisting of $19,642 in accounts payable and accrued expenses, $500 due to shareholders and a $300,000 convertible advance to related party. At June 30, 2013, the Company had working capital deficit of $76,846.

During the six months ended June 30, 2013, the Company used $61,481 in funds in it operational activities. During the six months ended March 31, 2013, the Company recognized a net loss of $51,486 which was adjusted for $168 in amortization expense. During the six months ended June 30, 2012, the Company used $56,638 in its operations, a net loss of $65,027 was adjusted for the non-cash item of $168 in amortization expense.

During the six months ended June 30, 2013, the Company received $300,000 from its financing activities.

In January 2013, the Company entered into a convertible advance with the Company's Chief Executive Officer and Chairman, Dr. Ghazvini. The convertible advance, with a face value of $300,000, bears interest at 5% per annum and is payable on demand. The convertible advance is convertible, at the holder's option, into the Company's common or preferred shares based on the value of the shares at the execution date of the advance At June 30, 2013, the convertible advance, was recorded at $300,000. Accrued interest related to this advance was $7,500 at June 30, 2013 and is included in accounts payable and accrued expenses on the balance sheet.

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

Significant Accounting Policies

Revenue Recognition

 The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and FASB ASC 605-15-25, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues from inception to June 30, 2013.

 Earnings Per Share

 The Company has adopted ASC 260-10-50, Earnings Per Share, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at June 30, 2013 or June 30, 2012.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE.

ITEM 1A.  RISK FACTORS

            Not Applicable to Smaller Reporting Companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of April 1, 2013 through June 30, 2013, the Company did not make any issuances of its equity securities.

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





                                                          GLOBAL GREEN, INC.
                                                          ------------------
                                                            (Registrant)



Dated:   August 9, 2013                 By:/s/Dr. Mehran P. Ghazvini
                                       ----------------------------------------
                                            Dr.  Mehran P. Ghazvini, DC
                                       (Principal Executive Officer,
                                        Chief Financial Officer and Principal
                                        Accounting  Officer)