Form 10-Q
period 2013-09-30
GLOBAL GREEN INC.
filed 2013-11-14
CIK 1522724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_________________

FORM 10Q

_________________

(Mark One)

 [ X ]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

               EXCHANGE ACT OF 1934

                                                             For the quarterly period ended September 30, 2013

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

Indicate by check mark  whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  past 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2)  has  been  subject  to the  filing requirements for the past 90 days.                                Yes [X]                   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                           Yes [ X  ]     No []

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of  November 11, 2013, there were 745,761,432 shares of the registrant’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                                                             Page

            Balance Sheets – September 30, 2013 and December 31, 2012 (Audited)               1

            Statements of Operations  -

                        Nine and Three months ended September 30, 2013 and 2012 and

From Inception (July 12, 2004) to September 30, 2013                                  2

            Statements of Changes in Shareholders’ Equity –

                         From Inception (July 12, 2004) to September 30, 2013                                 3

            Statements of Cash Flows –

                        Nine months ended September 30, 2013 and 2012 and

                        From Inception (July 12, 2004) to September 30, 2013                                 4

            Notes to the Financial Statements                                                                             5

Item 2.  Management’s Discussion and Analysis of Financial Condition

and Results of Operations                                                                            11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                   15

                        – Not Applicable

Item 4. Controls and Procedures                                                                                          15

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings –Not Applicable                                                                         15

Item 1A.  Risk Factors -  Not Applicable                                                                               15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                               15

-          Not Applicable

Item 3.  Defaults Upon Senior Securities – Not Applicable                                                  15

Item 4.  Mine Safety Disclosure – Not Applicable                                                                 15

Item 5.  Other Information – Not Applicable                                                                          15

Item 6.  Exhibits                                                                                                                     16

SIGNATURES                                                                                                                        17

PART I

ITEM 1. FINANCIAL STATEMENTS

Global Green, Inc.

  (A Development Stage Company)

Consolidated Balance Sheet

September 30, 2013 and December 31, 2012

	September 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$ 171,400	$ 4,027
Prepaid expenses	750	1,125
Due from shareholders	2,000	-
Total current assets	174,150	5,152

Intangible asset, net	5,879	6,131

Total assets	$ 180,029	$ 11,283

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 27,756	$ 30,180
Due to shareholders	500	500
Convertible advance- related party	263,000	-

Total liabilities	291,256	30,680

Shareholders' deficit:
Preferred stock; no par value; 100,000,000 shares authorized; no shares outstanding at September 30, 2013 or December 31, 2012	-	-
Common stock; $.00001 par value; 3,000,000,000 shares authorized; 745,761,432 shares issued and outstanding at September 30, 2013 or December 31, 2012	7,458	7,458
Additional paid in capital	285,573	285,573
Deficit accumulated during the development stage	(404,258)	(312,428)

Total shareholders' deficit	(111,227)	(19,397)

Total liabilities and shareholders' deficit	$ 180,029	$ 11,283

  See accompanying Notes to Financial Statements

Global Green, Inc.

 (A Development Stage Company)

Consolidated Statement of Operations

For the Nine and Three Months Ended September 30, 2013 and September 30, 2012 and

For the Period of Inception (July 12, 2004) through September 30, 2013

(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012	Inception to September 30, 2013

REVENUES	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Testing for U.S. Department of Agriculture's approval	-	-	-	-	137,800
Professional fees	30,516	60,943	15,494	15,798	157,518
General and administrative	48,533	17,861	20,873	4,079	78,558
Consulting fees	-	10,000	-	5,000	10,200
Stock transfer agent fees	1,570	2,081	485	1,199	8,172
Interest expense	10,908	-	3,408		10,908
Amortization	252	252	84	84	952
Bank fees	51	75	-	25	150
Total operating expenses	91,830	91,212	40,344	26,185	404,258

NET LOSS	$ (91,830)	$ (91,212)	$ (40,344)	$ (26,185)	$ (404,258)

Net loss per share applicable to common stockholders — basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding – basic and diluted	745,761,432	745,761,432	745,761,432	745,761,432

  See accompanying Notes to Financial Statements

Global Green, Inc.

(A Development Stage Company)

Consolidated Statement of Equity

For the Period from Inception (July 12, 2004) to September 30, 2013

(Unaudited)

				Accumulated
				During the	Total
	Common	Common	Additional	Development	Shareholders'
	Shares	Stock	Paid in Capital	Stage	Deficit

INCEPTION, July 12, 2004	-	$ -	$ -	$ -	$ -

Share issuance, September 2004	3,141,597	314	(314)	-	-

BALANCE, December 31, 2004	3,141,597	314	(314)	-	-

BALANCE, December 31, 2005	3,141,597	314	(314)	-	-

BALANCE, December 31, 2006	3,141,597	314	(314)	-	-

BALANCE, December 31, 2007	3,141,597	314	(314)	-	-

BALANCE, December 31, 2008	3,141,597	314	(314)	-	-

BALANCE, December 31, 2009	3,141,597	314	(314)	-	-

Recapitalization due to 10 to 1 stock split	28,274,370	-	-	-	-
Stock based compensation	20,000,000	200	-	-	200
Share issuance	683,097,847	6,831	-	-	6,831

Net loss	-	-	-	(5,728)	(5,728)

BALANCE, December 31, 2010	734,513,814	7,345	(314)	(5,728)	1,303

Share issuance	11,247,618	113	285,887	-	286,000

Net loss	-	-	-	(191,800)	(191,800)

BALANCE, December 31, 2011	745,761,432	7,458	285,573	(197,528)	95,503

Net loss	-	-	-	(114,900)	(114,900)

BALANCE, December 31, 2012	745,761,432	7,458	285,573	(312,428)	(19,397)

Net loss	-	-	-	(91,830)	(91,830)

BALANCE, September 30, 2013	745,761,432	$ 7,458	$ 285,573	$ (404,258)	$ (111,227)

  See accompanying Notes to Financial Statements

Global Green, Inc.

(A Development Stage Company)

Consolidated Statement of Cashflows

For the Nine Months Ended September 30, 2013 and September 30, 2012 and

For the Period of Inception (July 12, 2004) through September 30, 2013

(Unaudited)

	September 30, 2013	September 30, 2012	Inception to September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (91,830)	$ (91,212)	$ (404,258)
Adjustments to reconcile net loss to net cash
from operating activities:
Amortization	252	252	952
Stock based compensation	-	-	200
Change in assets and liabilities:
Prepaid expenses	375	1,688	(750)
Accounts payable and accrued expenses	(2,424)	3,343	27,756
Due from shareholders	(2,000)	-	(2,000)
Due to shareholders	-	-	500
Net cash from operating activities	(95,627)	(85,929)	(377,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance	-	-	286,000
Proceeds from convertible advance - related party, net	263,000	-	263,000
Net cash from financing activities	263,000	-	549,000

NET CHANGE IN CASH	167,373	(85,929)	171,400
CASH, beginning of period	4,027	103,360	-
CASH, end of period	$ 171,400	$ 17,431	$ 171,400

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Common stock issued for acquisition of Global Green International, Inc.	$ -	$ -	$ 6,831

  See accompanying Notes to Financial Statements

Global Green, Inc.

  (A Development Stage Company)

Notes To The Consolidated Financial Statements

September 30, 2013

(Unaudited)

NOTE 1        Nature of organization

Global Green, Inc. (the “Company”) is a Florida Corporation incorporated on July 12, 2004 as a wholly owned subsidiary of Global Assets & Services, Inc.  In September 2004, the Company was spun out into a separate legal entity.  The Company changed its name from The Global Tech Assets, Inc. to Global Green, Inc. in April 2010 and its fiscal period end is December 31.

The Company is in the development stage.  The principal activities during the development stage include organizing the corporate structure, implementing the Company’s business plan and raising capital.  Although the Company was formed in 2004, it did not have any operating activities until 2010.

Under the Share Exchange Agreement executed on November 29, 2010, between the Company and Nutritional Health Institute, LLC ("NHIL"), the Company acquired 100% of the issued and outstanding stock of Global Green International, Inc. (“GGII”), a wholly owned subsidiary of NHIL. At the same time, the Company issued approximately 683 million shares of its common stock, representing 93% of the ownership of the Company, to NHIL. After the above mentioned acquisition as per the Share Exchange Agreement, the Company has become a majority-owned subsidiary of NHIL. As the effective control over GGII did not change, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 805 Business Combinations, GGII is consolidated at its book value (See Note 4).  Prior to November 2010, GGII had no assets or operations, so there is no impact to the historical financial statements.

GGII, a wholly-owned subsidiary of the Company, has been granted the exclusive worldwide rights (the “Licensing Agreement”) to manufacture, distribute, market and sell a Salmonella Antigen and Vaccine (the “Vaccine”).  The Licensing Agreement was executed between NHIL and GGII before the Company acquired the 100% ownership of GGII and is the only asset of GGII.

In February 2011, the Vaccine has been entered into the final phase of becoming a United States Department of Agriculture (“USDA”) approved vaccine for the in ovo vaccination of chicken eggs to provide immunity against Salmonella bacteria. In May 2011, the United States Patent and Trademark Office granted a patent for the method and composition in the Vaccine. In August 2011, an additional patent was granted related to the vaccine.

NOTE 2        going concern

These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  As of September 30, 2013, the Company has incurred net losses of $404,258 since inception (July 12, 2004).

Management’s plans include raising capital through the equity markets to fund operations and eventually, the generating of revenue through its business; however, there can be no assurance that the Company will be successful in such activities.  These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3        summary of significant accounting policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the accrual basis of accounting.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary in order to make the financial statements not misleading.

  See accompanying Notes to Financial Statements

Global Green, Inc.

  (A Development Stage Company)

Notes To The Consolidated Financial Statements

September 30, 2013

  (Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the financial statements.  The significant accounting policies, estimates and related judgments underlying the Company’s financial statements are summarized below.  In applying these policies, management makes subjective judgments that frequently require estimates about matters that are inherently uncertain.

Cash and Cash Equivalents

The Company considers all investments with a maturity date of three months or less when purchased to be cash equivalents.  There were no cash equivalents at September 30, 2013 and December 31, 2012.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and FASB ASC 605-15-25, Revenue Recognition.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues from inception to September 30, 2013.

Earnings Per Share

The Company has adopted ASC 260-10-50, Earnings Per Share, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at September 30, 2013 and December 31, 2012.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash.

Occasionally, cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation (“FDIC”).  Accordingly, the Company places its cash and cash equivalents with financial institutions considered by management to be of high credit quality.  At times, the Company’s cash balances may be in excess of the FDIC limits.

Fair Value of Financial Instruments

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 Fair Value Measurements (“SFAS 157”), superseded by ASC 820-10, which defines fair value, establishes a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. The impact of adopting ASC 820-10 was not significant to the Company’s financial statements. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 – Valuation based on quoted market prices in active markets for identical assets or liabilities.

Level 2 – Valuation based on quoted market prices for similar assets and liabilities in active markets.

Global Green, Inc.

  (A Development Stage Company)

Notes To The Consolidated Financial Statements

September 30, 2013

  (Unaudited)

Level 3 – Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013 and December 31, 2012.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include cash, accounts payable, accrued expenses and advance.

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

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

                    The Company files income tax returns in the United States and Florida, which are subject to examination by the tax authorities in these jurisdictions. Generally, the statute of limitations related to the Company’s federal and state income tax return is three years. The state impact of any federal changes for prior years remains subject to examination for a period up to five years after formal notification to the states.

Management has evaluated tax positions in accordance with FASB ASC 740, Income Taxes, and has not identified any significant tax positions, other than those disclosed.

Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluated subsequent events through November 11, 2013, the date the financial statements were available for issue.

NOTE 4        Intangible Asset

The Company accounts for its intangible asset in accordance FASB ASC 350 Intangibles—Goodwill and Other.  The intangible assets consist of the Licensing Agreement and is carried at an allocated cost, less accumulated amortization.  The Licensing Agreement was executed on November 29, 2010 between NHIL and GGII, before the Company acquired the 100% ownership of GGII as described in Note 1. The provisions in the License Agreement include the Company's responsibilities to protect the Vaccine information and to assume financial responsibilities for the acquisition of USDA approval of the Vaccine.  The License Agreement has no expiration date, but is being amortized over the 20 year legal life of the related patent. As the effective control over GGII did not change after acquisition by the Company, in accordance with FASB ASC 805, Business Combinations, the License Agreement is consolidated at the book value.

Global Green, Inc.

  (A Development Stage Company)

Notes To The Consolidated Financial Statements

September 30, 2013

  (Unaudited)

Components of intangible assets at the periods ended are as follows:

	September 30, 2013	December 31, 2012

License agreement	$ 6,831	$ 6,831
Accumulated amortization	(952)	(700)

	$ 5,879	$ 6,131

NOTE 5        TAXES

The components of income tax expense for the periods ended are as follows:

	September 30, 2013	September 30, 2012	Inception to September 30, 2013

Current tax benefit	$ (34,528)	$ (34,296)	$ (152,002)
Change in valuation allowance	34,528	34,296	152,002

	$ -	$ -	$ -

Global Green, Inc.

  (A Development Stage Company)

Notes To The Consolidated Financial Statements

September 30, 2013

  (Unaudited)

The difference between income tax expense computed by applying the statutory federal income tax rate to earnings before taxes for the periods ended are as follows:

	September 30, 2013	September 30, 2012	Inception to September 30, 2013

Pretax loss at federal statutory rate	$ (31,222)	$ (31,012)	$ (137,449)
State income benefit, net of federal benefit	(3,306)	(3,284)	(14,553)
Change in valuation allowance	34,528	34,296	152,002

	$ -	$ -	$ -

The components of deferred taxes are as follows:

	September 30, 2013	December 31, 2012
Deferred income tax assets:
Operating loss carryforwards	$ 152,002	$ 117,474
Less: Valuation allowance	(152,002)	(117,474)

Net deferred tax asset	$ -	$ -

At September 30, 2013 and December 31, 2012, a valuation allowance was established for the entire amount of the net deferred tax asset as the realization of the deferred tax asset is dependent on future taxable income.

At September 30, 2013, the Company had net operating loss carryforwards for tax purposes of $404,258, which will expire beginning in 2031, if not previously utilized.

NOTE 6        Equity

In April 2010, the Company authorized the issuance of up to 100,000,000 shares of Preferred Stock at no par value.  As of September 30, 2013 and December 31, 2012, no shares are issued or outstanding.

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

NOTE 7        RELAted party transactions And commitments

On January 2013, the Company entered into a convertible advance with the Company’s Chief Executive Officer and Chairman. The convertible advance, with a face value of $300,000, bears interest at 5% per annum and is payable on demand. The convertible advance is convertible, at the holder’s option, into the Company’s common or preferred shares based on the value of the shares at the execution date of the advance.  The convertible advance is valued at the greater of the face value of the advance or the fair value of the shares, if converted.  At September 30, 2013 and December 31, 2012, the convertible advance, was recorded at $263,000 and $0, respectively.   Accrued interest related to this advance was $10,908 and $0 at September 30, 2013 and December 31, 2012, respectively, and is included in accounts payable and accrued expenses on the balance sheet.

Global Green, Inc.

  (A Development Stage Company)

Notes To The Consolidated Financial Statements

September 30, 2013

  (Unaudited)

Through its wholly-owned subsidiary, GGII, the Company has exclusive rights to the Licensing Agreement with NHIL, the Company’s majority shareholder.  In accordance with this agreement, GGII assumes the financial responsibility for the acquisition and maintenance of all patents, as well as USDA’s approval of the Vaccine.

NOTE 8     Contingencies

During the normal course of business, the Company may be exposed to litigation.  When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies.  The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome.  If the Company determines than an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals.  As of September 30, 2013, the Company is not aware of any contingent liabilities that should be reflected in the accompanying financial statements.

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

The independent registered public accounting firm’s report on the Company’s financial statements as of December 31, 2012, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

PLAN OF OPERATIONS

We had no operations prior to January 2009 and we did not have any revenues during the quarter ended September 30, 2013 nor the fiscal years ended December 31, 2012 and 2011. We have minimal capital, minimal cash, and only our intangible assets consist of our patents and patent applications, business plan, relationships and contacts. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.

In March 2012, the Company completed its Final Efficacy Testing and submitted the results to the USDA and are awaiting a response from the USDA.  Our continuing plan of operations will be as follows:

Milestones

4th  Quarter 2013

•          Continuing Market Development.

•          Manufacturing vaccine batch for the final Efficacy study.

•          Perform USDA regulatory  Efficacy Study and Potency Testing  according to Model Test.

1st Quarter 2014

•          First USDA product licensing submission.

•          USDA creates product file and assigns a Product Code.

•          Initiate Vaccine Manufacturing Setup for USDA approved protocol efficacy testing.

2ndQuarter 2014

•                      USDA Product Outline Review

•                      Submission of Master Seed to NVSL (USDA/National Veterinary Services Laboratories)

             for testing.

•                      Manufacturing Vaccine batch for Final Efficacy Testing.

•                      Second USDA product licensing submission with Efficacy Study report.

•                      Third USDA product  licensing  submission with Field Safety Report and final labeling.

•                      Vaccine  Manufacturer  is  authorized  to submit  samples  to NVSL for confirmatory testing.

The Company’s status regarding its Phase 4 efficacy testing is:

•         In the process of negotiating with an USDA approved vaccine manufacturer.

•         Assure that the requirements from the vaccine manufacturer will meet the standard batch consistency as defined by the USDA as part of the efficacy requirements.

•         The conclusion of the USDA approved large bird efficacy study to be done by AHPharma which meets the following parameters:

o    That the vaccine product can be safely and standardly commercially applied by the intended customers.

o    That the claims are sustainable and reproducible when applied to larger populations of birds.

o    To see if the vaccine can be used in other circumstances such as a combined treatment with other vaccines. This part of the study has been completed and proven successful.

•         Presentation of the data of the efficacy tests to be analyzed and send results to the USDA for final approval.

In August 2012, the Company began a study to determine how long a chicken can be protected against Salmonella after it begins laying eggs. If a layer hen is not infected with the Salmonella bacteria or shows reduced levels of the bacteria, then neither the egg, nor the chick, when it hatches, will have Salmonella or the egg or chick will show reduced levels of the bacteria. There is a "timelined" vaccine effect that will be logged and sequenced during the study, beginning from a newly-hatched chicken, to the 18-20 weeks before the chicken becomes a layer hen, and, after that, until the end of the hen's productive life.

In September 2013, the Company announced the signing of an agreement with Merial Ltd., the Animal Health Division of Sanofi, to conduct an internal evaluation of the Company’s patented Salmogenics vaccine technology. At the conclusion of the evaluation, Merial  has the first option to enter into a license agreement with the Company for the manufacture, distribution, and sale of the vaccine. Details of the evaluation agreement are confidential.

In January 2013, the Company entered into a convertible advance with the Company’s Chief Executive Officer and Chairman, Dr. Ghazvini. The convertible advance with a face value of $300,000, bears interest at 5% per annum and is payable on demand. The convertible advance is convertible, at the holder’s option, into the Company’s common or preferred shares based on the value of the shares at the execution date of the advance.  At September 30, 2013, the convertible advance had a balance of $263,000.   Accrued interest related to this advance was $10,908 at September 30, 2013 and is included in accounts payable and accrued expenses on the balance sheet.

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

During the three months ended September 30, 2013 and 2012, the Company did not recognize any revenues from it operational activities.  Management does not anticipate recognizing any revenues from the sale of the Salmogenic vaccine, until the final approval of the USDA has been granted and that time the Company will be able to begin sales and marketing efforts.

During the three months ended September 30, 2013, the Company incurred operational expenses of $40,344.  During the three months ended September 30, 2012, the Company incurred operational expenses of $26,185.  The increase of $14,159 was primarily a result of a $16,794 increase in general and administrative expenses combined with a $3,408 increase in interest expense offset by a $5,000 decrease in consulting fees.  The increase in general and administrative expenses was a result of the Company’s efforts regarding the vaccine, but also its focus on increasing public awareness of the Company.

During the three months ended September 30, 2013, the Company recognized a net loss of $40,344 compared to a net loss of $26,185 during the three months ended September 30, 2012.  The increase of $14,159 was a direct result of the increase in operational expenses discussed above.

For the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

During the nine months ended September 30, 2013 and 2012, the Company did not recognize any revenues from it operational activities.  Management does not anticipate recognizing any revenues from the sale of the Salmogenic vaccine, until the final approval of the USDA has been granted and that time the Company will be able to begin sales and marketing efforts.

During the nine months ended September 30, 2013, the Company incurred operational expenses of $91,830.  During the nine months ended September 30, 2012, the Company incurred operational expenses of $91,212.  The increase of $618 was primarily a result of a $30,427 decrease in professional fees combined with a $10,000 decrease in consulting fees offset by an increase of $30,672 in general and administrative expenses, and a $10,908 increase in interest expense. The decrease in professional fees was a result of the Company’s completion of its successful efforts to get its common stock listed for trading with FINRA and for holding with Depository Trust in the early part of 2012.  The offsetting increase in general and administrative expenses is a result of the Company’s efforts in increasing public awareness of the Company.

During the nine months ended September 30, 2013, the Company recognized a net loss of $91,830 compared to a net loss of $91,212 during the three months ended September 30, 2012.  The increase of $618 was a direct result of the increase in operational expenses discussed above.

LIQUIDITY

The independent registered public accounting firm’s report on the Company’s financial statements as of December 31, 2012, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

At September 30, 2013, the Company had total current assets of $174,150, consisting of $171,400 in cash and prepaid expenses of $750 and $2,000 due from shareholders.  At September 30, 2013, total current liabilities were $291,256, consisting of $27,756 in accounts payable and accrued expenses, $500 due to shareholders and a $263,000 convertible advance to related party.  At September 30, 2013, the Company had working capital deficit of $117,106.

During the nine months ended September 30, 2013, the Company used $95,627 in funds in it operational activities.  During the nine months ended September 30, 2013, the Company recognized a net loss of $91,830 which was adjusted for, $252 in amortization expense.  During the nine months ended September 30, 2012, the Company used $85,929 in its operations, a net loss of $91,212 was adjusted for the non-cash item of $252 in amortization expense.

During the nine months ended September 30, 2013, the Company received net $263,000 from its financing activities.

In January 2013, the Company entered into a convertible advance with the Company’s Chief Executive Officer and Chairman, Dr. Ghazvini. The convertible advance, with a face value of $300,000, bears interest at 5% per annum and is payable on demand. The convertible advance is convertible, at the holder’s option, into the Company’s common or preferred shares based on the value of the shares at the execution date of the advance.  At September 30, 2013, the convertible advance, had a balance of $263,000.   Accrued interest related to this advance was $10,908 at September 30, 2013 and is included in accounts payable and accrued expenses on the balance sheet.

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

No commitments to provide additional funds have been made by the Company’s management or other stockholders.  Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover the Company’s expenses as they may be incurred.

Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and FASB ASC 605-15-25, Revenue Recognition.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues from inception to September 30, 2013.

Earnings Per Share

The Company has adopted ASC 260-10-50, Earnings Per Share, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at September 30, 2013 or September 30, 2012.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE.

ITEM 1A.  RISK FACTORS

               Not Applicable to Smaller Reporting Companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of July 1, 2013 through September 30, 2013, the Company did not make any issuances of its equity securities.

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

                                                                            GLOBAL GREEN, INC.

               (Registrant)

Dated:   November 14, 2013                                   By:          Dr. Mehran P. Ghazvini            ___________

                                                                            Dr.  Mehran P. Ghazvini, DC

                                                                            (Principal Executive Officer, Chief Financial Officer

                                                                                            and Principal Accounting  Officer)