Form 10-K/A
period 2012-12-31
GLOBAL GREEN INC.
filed 2014-01-07
CIK 1522724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/ Amendment No. 2

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

            ACT OF 1934

            For the fiscal year ended December 31, 2012

Or

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

            EXCHANGE ACT OF 1934

            For the transition period from _________ to _____________

Commission file number: 333-174859

GLOBAL GREEN, INC.

 (Exact name of registrant as specified in its charter)

Florida		20-1515998
State or other jurisdiction of incorporation or organization		I.R.S. Employer Identification No.

2820 Remington Circle Tallahassee, FL 32308
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (850) 597-7906

Securities registered pursuant to Section 12(b) of the Act:
Title of each class registered		Name of each exchange on which registered
Not Applicable		Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
Common Stock (Title of class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	[___]	Accelerated filer	[___]
Non-accelerated filer (Do not check if a smaller reporting company)	[___]	Smaller reporting company	[_X_]

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

EXPLANATORY NOTE

Global Green, Inc., (the “Company”), is filing this Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 9, 2013 and its Annual Report on Form 10-K/A for the year ended December 31, 2012 filed with the SEC on May 13, 2013, for the sole purpose of amending the disclosures in Part II, Item 9A, Controls and Procedures.

This Amendment does not reflect events occurring after the Original Filing except as noted above. Except for the foregoing amended information, this Form 10-K/Amendment No. 2 continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

FORWARD LOOKING STATEMENTS

This document includes forward-looking statements, including, without limitation, statements relating to Global Green, Inc. (“Global Green”) plans, strategies, objectives, expectations, intentions and adequacy of resources.  These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause Global Green’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  These factors include, among others, the following: Global Green’s ability to implement its business strategy; ability to obtain additional financing; Global Green’s limited operating history; unknown liabilities associated with future acquisitions; ability to manage growth; significant competition; ability to attract and retain talented employees; and future government regulations; and other factors described in this document or in other of Global Green’s filings with the Securities and Exchange Commission.  Global Green is under no obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under Item 1A “Risk Factors.”

PART I

ITEM 1.  BUSINESS

History

Global Green, Inc. (formerly Global Tech Assets, Inc.) (“We,” “Us,” “Our”, “the Company”) was initially incorporated on July 12, 2004, in the state of Florida, as a wholly-owned subsidiary, of Global Assets & Services, Inc., a public company.  The Company was transferred all of the non-operating licenses held by Global Assets & Services, Inc.   At that time, all of the outstanding stock of Global Tech Assets, Inc., 3,141,597 shares, was distributed to the shareholders of Global Assets & Services, Inc.

During 2002 and 2003, Global Asset & Services, Inc. was working to develop technology licensing agreements for such information systems, the use of an inorganic harding agent and its manufacturing process, a method of recovering of polystyrene waste materials and a use of an information system for personal computer memory cards (PCMIA Cards).   Global Assets & Services, Inc. did not pursue the development, marketing or extension of any of these potential license agreements.  Further, none of these potential license agreements have any bearing on the Company’s current business operations.

In September of 2004, due to business reasons, management ceased operational activities to further develop the licenses.   During this time, Global Assets & Services, Inc. was spun off into a separate legal entity from Global Tech Assets, Inc.    From that time to the present, the business had no viable operations. The Company’s name was changed to Global Green, Inc. on April 14, 2010 to reflect the new business model developed by management.

On November 30, 2010, the Company entered into a Share Exchange Agreement with Nutritional Health Institute Laboratories, LLC (“NHIL”), a Florida Limited Liability Company, and its wholly- owned subsidiary Global Green International, Inc. (“Global Green International”), a Florida corporation.   Pursuant to the Share Exchange Agreement, NHIL transferred 100% of the issued and outstanding common stock of Global Green International (a total 600,000,000 shares, held solely by NHIL) to the Company in exchange for 683,097,847 shares of common stock of Global Green, Inc.  After the exchange, NHIL held 92.99% of the issued and outstanding common stock of the Company, and Global Green International became a wholly-owned subsidiary of the Company.

RELATIONSHIP WITH NHIL

As of the date of this filing, NHIL owns 81.08% of the Company’s common stock and as such is not only the Company’s parent company, but also its majority and controlling shareholder.  NHIL owns all of the patents and trademarks associated with the Salmogenic Vaccine.

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

Our current business plan is focused on the agricultural animal industry, more specifically, “Salmogenics,” a poultry salmonella vaccine.  NHIL owns the exclusive rights to the Salmogenics Vaccine (hereinafter the “Vaccine”) and a Salmonella Antigen (hereinafter the “Antigen”) which both provide a method for controlling intestinal pathogenic organisms in animals.  The Company has received the exclusive rights to finish the final phase of the USDA study and to manufacture, distribute, market and sell the vaccines by NHIL through a Licensing Agreement with Global Green International, the wholly-owned subsidiary of the Company. Under the Licensing Agreement with NHIL, the Company is responsible for all financial obligations to obtain United States Department of Agriculture (“USDA”) approval.  The Company is in the process of having the Vaccine and Antigen approved by the United States Department of Agriculture/Food Safety and Inspection Service (“USDA/FSIS”).

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

OUR PRODUCT

Our product, Salmogenics, is in the form of a vaccine that is injected in the egg, before it hatches, to give immunity to the Salmonella bacteria to the chick (Gallus domesticus -genus and species). Salmogenics is a multi-valent vaccine designed to protect against several strains of Salmonella bacteria and other opportunistic bacteria that frequently associate with Salmonella bacteria that further endangers the host’s (chick’s) survivability.

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

In ovo delivery of the vaccine overcomes problems that have arisen over the years when using water borne or spray vaccinations with chickens:

• Many poultry caretakers and/or broiler farmers are involved

• A variety of vaccination equipment is used on different farms

• Re-use of containers with viable vaccine residues

• Blocked spray nozzles

• Incorrect spray pressure resulting in defective distribution patterns

• Poor water quality (pH, minerals)

• Use of hot water to reconstitute freeze dried vaccine pellets

• Mixing heat and time sensitive vaccines for a complete day of vaccinations

• Incorrect dosage of vaccine for reconstitution

• Incorrect dosage of diluent for dilution

• Water lines contaminated with bacteria and/or carrying heavy biofilm loads

• Too long or too short time within waterlines

• Blocked needles or tubing

• Defective vaccine reservoirs

• Use of improperly handled diluents

• Incorrectly calibrated syringes

• All of the above problems require added human interactions and added labor costs, as well as stress on the birds increasing mortality rates and negatively affecting “Food Conversion.”

The laboratory concept of ‘in the egg’ vaccination was initially used for a Marek’s disease (MD) vaccine and has been expanded into a commercially applied technology platform that is capable of placing several antigens and compounds simultaneously into over 50,000 eggs per hour.

Marek’s disease is a highly contagious virus that causes the enlargement of nerves and organs in poultry.  The Marek’s disease vaccine was one of the first vaccines to use related viruses as a vaccine to fight a virus. Prior to the development of the vaccine, Marek’s disease was responsible for the devastation of whole flocks of poultry. The vaccine was one of the first to be successfully developed for administration by in -ovo vaccination when the eggs are transferred from the incubator to the hatcher.

In ovo vaccination enables downstream process improvements in efficiencies such as high speed separation of chick and un-hatched eggs, rapid placement or reduced time from hatcher to farm, targeted precise therapeutic intervention and reduction of handling stress on the birds.

In ovo vaccination offers many advantages over other treatments, such as:

•         Earlier immunity – an earlier exposure to various vaccines improves the bird’s health and disease resistance at the time when they are placed on the farm.

•         Uniform delivery – in ovo vaccination allows an automated and uniform process for delivering consistent volumes and concentrations of vaccines to every bird when compared to the previously used subcutaneous method of vaccination at day of hatch.

•         Fast delivery – time is reduced from hatcher to farm with vaccinations after hatching being eliminated.

•         Reduced stress – birds are less stressed when vaccinated in ovo versus handling and injection after hatch.

•         Reduced labor costs – a reduction in the need for the labor associated with day of hatch subcutaneous vaccination is immediately realized. Compared to the day of hatch vaccination method there is a reduction in labor required to vaccinate the embryos.

•         Future products – new products and vaccines have recently been marketed and more are being developed that will effectively control diseases when applied in ovo.

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

According to the U. S. Centers for Disease Control and Prevention (“CDC”) this common food-borne illness can do more than just give one diarrhea or a stomach ache, but can cause the following long-term problems that appear 1-3 weeks following infection:

  joint pain
  painful urination
  conjunctivitis
  knee pain

What Is Salmogenics Vaccine?

Salmogenics Vaccine is a patented vaccine for Salmonella. Salmogenics stimulates an immune response in inoculated poultry to several intestinal pathogenic organisms that include various Salmonella strains and several wild strains of other frequent pathogenic bacteria.

Salmogenics contains the Sotomayor Antigen, which has been patented by the Company’s majority shareholder, NHIL. An antigen is a substance that, when introduced into a body triggers the production of an antibody  by the immune system, which will then kill or neutralize the antigen that is recognized as a foreign and potentially harmful invader. The Sotomayor Antigen pertains to a particular composition of multiple germs, mainly of the Genus Salmonella, in order to control intestinal pathogenic organisms in the chicken species.

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

How Salmogenics Differs From Other Vaccines On the Market

•         Some current vaccines may interfere with efficacy of other vaccines or medications administered simultaneously with and/or subsequent to vaccination.

•         Salmogenics can be administered alone or with other vaccines. This makes Salmogenics cost effective for chicken growers who grow for worldwide consumption.

•         Additionally, some antigens may interfere with or affect the accuracy of traditional test or screening tools used to detect active or prior infections.

•         Salmogenics does not affect the accuracy of diagnostic procedures and does not reduce the effectiveness of other vaccines. It can be administered alone or with other vaccines thereby reducing the cost of administration.

•         Other vaccines are administered orally or through nasal passages or by individual injection which requires man hours to handle.

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

The USDA has recently ordered the poultry industry to reduce the percentage of Salmonella infected chicken allowed on the market from 7% to 5%. Salmogenics has been shown in efficacy studies to help accomplish these strict requirements set forth by the USDA.  (Federal Register / Vol. 75, No. 93 / Friday, May 14, 2010 / Notices; Docket No. FSIS–2009–0034, 27288.)

MARKETING STRATEGY AND SIZE

The Company intends to market to the USA broiler young chicken and parental industry, initially followed by commercial egg-type laying hen and egg markets. USDA/FSIS regulatory approval is required for each specie and label claim. USA young progeny broiler market consists of 8.64 billion processed annually in 2010 produced from approximately 40 million laying hens- both are considered viable profitable markets for new technology vaccine markets. (“U.S. Poultry and Egg Association, Economic Data, Poultry Production and Value Summary 2010”, www.poultryegg.org/economic data)

Following initial market entry into the young broiler chicken and parental markets, the Company is responsible for all financial obligations as NHIL will proceed to obtaining federal regulatory approval and initiate marketing efforts into the commercial egg-type laying hen and egg markets. It is well recognized that the Salmonella organism, once it infects the laying hen, will continue to contaminate the egg as it tracks down the oviduct. Once the organism is present in the egg, almost a perfect nutrient environment will assure that those persons consuming an uncooked egg (a common practice in most parts of the world) will become infected. Weaker human immune systems (i.e., the very young and very elderly) have a greater chance of Salmonella infection.

The international animal industry is approximately 4-times the size of the United States chicken industry. Single-organism Salmonella vaccines have been used extensively in the United Kingdom plus those markets outside the United Kingdom. The UK’s regulatory agencies have strongly encouraged Salmonella vaccines of both animal progeny and their parents. (WATTAgNet.com, “Global Broiler Production to Maintain Growth” April 6, 2009)

PRODUCT CUSTOMER DECISIONS

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

TOP 10 BROILER CHICKEN COMPANIES

Representing 73 % of the total chickens processed annually include:

                                                                                    Annually                        Annual

Rank                 Broiler Chicken Company                       Processed (million)1       R-T-C 2 (lbs.)

#1                     Tyson Foods, Inc.                                 1,944                            8,372

#2                    Pilgrim’s Pride Corp.                             1,676                            6,578

#3                    Perdue Farms, Inc.                                   626                            2,787

#4                    Sanderson Farms, Inc.                              405                            2,566

#5                    Koch Foods, Inc.                                     494                            1,828

#6                    Wayne Farms, LLC                                   289                            1,807

#7                    Mountaire Farms, Inc.                               263                            1,740

#8                    House of Raeford Farms, Inc.                   198                            1,217

#9                    Foster Farms, Inc.                                    296                            1,037

#10                  Peco Foods, Inc.                                     176                               986

TOP 10 TOTAL                                                               6,369 million                28,920 million

ANNUAL TOTAL                                                            8.64 billion                    38.8 billion

TOP 10 (% of total)                                                       73.7%                          74.5%

1 Number of birds that represents “Market Size” for the Company’s product.

2 NOTE: R-T-C equals “Ready-To-Cook” chicken.

(Source:  Watt PoultryUSA Feb. 2010, http://www.wattpoultryusa-digital.com and U.S. Egg and Poultry Association http://www.poultryegg.org/economic_data/ (as of Feb. 2010))

MARKET PENETRATION TECHNIQUES EMPLOYED

United States markets will be penetrated with a market entry program that will include:

  Research data publications, including efficacy and safety research.
  Company and product name(s) recognition.
  Strong and reliable regulatory approvals and label claim development.
  Company presentations at animal meetings (particularly and initially poultry meetings and conventions).
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

COMPETITION, AREAS OF INTENDED USAGE, AND SUCCESS RATE

Historically, vaccines have generally failed to provide a multivalent antigen (an antigen which stimulates production of multiple antibodies) composition which can be easily and effectively administered in a commercial farm environment at a reduced cost, while failing to provide a multivalent antigen composition that can be utilized alone or in combination with vaccine products for use with other diseases without reducing the efficacy of either vaccine component and/or the ability to detect or diagnose particular diseases within inoculated birds.  Current vaccines competitive to the Company’s include:

•         Sporulin™, with the active ingredients Bacillus Subtilis and Bacillus licheniformis, is fed via animal feed additive with intended use in live performance general bacteria issues. Typically, this product is used in live broiler young chicken production operations. The product has been introduced with very limited success.  Sporulin is manufactured and sold by Pacific Vet Group.

•         FloraMax-B11™, a probiotic for poultry only, is administered as a water soluble additive with intended use in Salmonella and E. coli food safety issues. Typically this product is used in commercial egg-type and breeder hen production operations. The product has had some success in commercial egg-type laying hen operations.  FloraMax-B11 is manufactured and sold by Pacific Vet Group.

•         LAYERMUNE® SE currently sets the standard in Salmonella enteritidis protection of commercial egg-type laying hens in the USA. CEVA, a French pharmaceutical company, received the first USDA license for a poultry vaccine against S. enteritidis with multiple strains aids for the reduction of salmonella colonization of the intestinal tract thereby reducing the risk of SE shed in the environment and egg shell contamination. Introduced in 1992, LAYERMUNE® SE has been instrumental in earning CEVA the #1 ranking in salmonella vaccines in the U.S. The oil-based bacteria product is administered to chickens via subcutaneous injections.

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

On February 15, 2011, with USDA approval, AHPharma began the final phase of the Salmogenics Vaccine consisting of an in house study ordered and required by the USDA for the chicken industry. The Company completed all prior requirements of the USDA which included:

1.             Phase I, which involved independent research with Dr. James McNaughton, PhD and AHPharma, Inc., demonstrated that Salmogenics vaccine:

•         Reduced fecal bacteria loads significantly for E. coli and Salmonella bacteria.

•         Produced an average weight gain of 2% per bird.

•         Reduced mortality.

2.             Phase II demonstrated:

•         In this phase various dosages of Salmogenics were tested to determine the most efficient and cost effective amount of vaccine to be administered to produce a chicken born with less or no Salmonella bacteria.

•         Clinical testing also showed that eggs treated with the Salmogenics Vaccine had a reduced mortality as compared to the control groups.

3.             Phase III involved proving that Salmogenics Vaccine:

•         When tested clinically, the Salmogenics Vaccine showed to help reduce the incidence of Salmonella and reach a point that meets the USDA regulatory requirements.

•         As of August 13, 2010, the USDA issued an edict that the acceptable incidence of Salmonella for chicken growers had been reduced from a 7% to a 5% tolerance. Additionally, the Salmogenics Vaccine was concomitantly administered with Marek's Vaccine and found to not alter the effects of Marek's Vaccine or the effectiveness of the Salmogenics Vaccine.

4.             As of February 16, 2011, the Company was able to announce that the final phase of USDA approval had begun, which involves:

•         Meeting with the USDA for a review of the final steps.

•         Selecting a vaccine manufacturer.

•         The collection of salmonella strains for the mock study requested by USDA.

•         The approval of AHPharma by the USDA that their facilities will be approved to perform the final field study for the Salmogenics Vaccine. The number of birds to be tested is to be determined. This field study is done to determine if any variations exist between previous efficacy studies and studies done in the commercial field.

5.             On May 3, 2011, the US Patent Office issued Patent No. 7,935,355 “Composition and Method for Controlling Intestinal Pathogenic Organisms” for the Salmogenics Vaccine.

6.             On August 2, 2011, the US Patent Office issued Patent No. 7,988,978 “Composition and Method for Controlling Intestinal Pathogenic Organisms” for the Salmogenics Vaccine.

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

•         Collect and present the data of the efficacy tests to be analyzed and results sent to the USDA for final approval.

OUR STRATEGY

The Company's objective is to be a leader in the commercialization of salmonella vaccine products. To achieve this objective, we intend to:

  Management’s current focus is on the final approval by the USDA of the Company’s sole product, the Salmogenics Vaccine.  As the Company, moves closer to final approval, it will begin to develop and focus efforts on marketing and sales of the Salmogenics Vaccine.

•         Expand our Portfolio of Products. The Company intends to expand its existing portfolio of product candidates. The Company will take into account market attractiveness, technical feasibility, the potential to develop a proprietary position and the productiveness of animal models in choosing among new product development opportunities.  Though, at the time of this filing, management has not taken any efforts and has no plans to take any efforts in this direction.

•         Broaden our licenses. The Company plans to broaden its portfolio of licenses of and other technologies to develop new products and attract corporate and academic collaborators. We intend to accomplish this through internal and sponsored research, in-licensing and technology acquisitions.  Though, at the time of this filing, the Company has not identified any such opportunities.

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

As states previously, the Company is in Phase 4 of the approval process where efficacy testing has been defined as:

•         The vaccine product must be safely commercially manufactured at a USDA approved vaccine manufacturer:

•         That every batch of the vaccine product produced during Phase 4 testing meets not only meets the required standards, but does so consistently;

•         That the vaccine product can be safely applied commercially by the potential customers.

•         That the claims of made regarding the vaccine product are sustainable and reproducible when applied to larger populations.

The Company’s status regarding Phase 4 efficacy testing is:

•         In the process of negotiating with an USDA approved manufacturer.

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

•          Collect and present the data to be analyzed and send results to the USDA for final approval.

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

DESCRIPTION OF PROPERTIES/ASSETS

Real Estate.                              None.

Title to properties.                     None.

Patents and Patent Applications:

Global Green does not hold any patents or pending patent applications for the Salmogenics Vaccine, rather the patents, patent applications and trademarks for the Salmogenics Vaccine are held in the name of NHIL, Global Green’s majority shareholder and parent company.  Global Green licenses with NHIL for the usage of such intellectual property.  Pursuant to the License Agreement, Global Green is required to pay for the USDA approval of the products.

NHIL holds the following patents and/or patent applications with the United States Patent and Trademark Office:

Patent Number	Patent Title	Patent Issuance Date	Patent Expiration Date
7,988,978	Composition and method for controlling intestinal pathogenic organisms	August 2, 2011	August 2027
7,935,355	Composition and method for controlling intestinal pathogenic organisms	May 3, 2011	February 2028

ITEM 1A.  RISK FACTORS

Our business is a development stage company and unproven and therefore risky.

We have only very recently adopted the business plan described herein-above.  Potential investors should be made aware of the risk and difficulties encountered by a new enterprise in the vaccine business, especially in view of the intense competition from existing businesses in the industry.

We have historically incurred losses and cannot assure investors as to future profitability.

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

In addition, the independent registered public accounting firm’s report on the Company’s financial statements as of December 31, 2012, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.  If we are unable to continue as a going concern, realization of assets and settlement of liabilities in other than the normal course of business may be at amounts significantly different from those in the financial statements included in this registration statement.

We have a lack of revenue history and investors cannot view our past performance since we are a start-up company.

We were formed on July 12, 2004, for the purpose of engaging in any lawful business and have adopted a plan to focus on the agriculture industry, more specifically, “Salmogenics,” a poultry salmonella vaccine.  We have had no revenues in the last five years.  We have only had operational activities during the last year.  We are not profitable and the business effort is considered to be in an early development stage.  We must be regarded as a new or developmental venture, and may be subject to unforeseen costs, expenses and problems, if we are not able to successfully complete Phase 4 testing and unable to secure USDA approval or successfully implement a marketing and sales strategy.  As a development venture, we may not be able to adequately forecast and budget our costs due to the unknown and unpredictable nature of new vaccine development, testing, and ultimately, if approved, manufacturing.  We could experience product failures, prolonged testing reformulation and unanticipated costs and availability of manufacturers if ultimately approved.  It should be assumed that any or all of these events could occur, with the result that anyone, if significant enough could prevent the proposed business from being successful and potential investors could lose all of their investment.

We may be unable to sustain or increase profitability or raise sufficient additional capital, which could result in a decline in our stock price.

Future operating performance is never certain, and if our operating results fall below the expectations of securities analysts or investors, the trading price of our common stock will likely decline. We have a history of operating losses.  We have not recognized revenues from the sale of our product, as we are still in the testing and trial stages. We expect that we will continue to incur financial losses until we have obtained USDA approval of our product and have begun to successfully market and sell the vaccine.   We may not be able to sustain or increase profitability on a quarterly or annual basis once we are able to begin marketing and sale of the vaccine.   Moreover, we anticipate that our operating and capital expenditures will increase significantly in 2013 and in future years primarily due to:

•         additional spending to support the marketing and sales of vaccines;

•         working capital requirements for sales of vaccines;

•         growth in research and development expenses as we progress with the final phase development of our efficacy studies;

•         leasing of facilities and purchases of capital equipment;

•         investment in additional marketing capacity for our products and products in development.

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

We may in the future issue more shares which could cause a loss of control by our present management and current stockholders.

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

Two of our Officers and Directors are the majority shareholders of the Company.  As such there is a possibility of them controlling the Company to the detriment of outsiders.

Together, Dr. Mehran P. Ghazvini, DC, Dr. Rene M. Reed, DC and Dr. Konky Sotomayor, DVM, through direct and indirect ownership, are majority shareholders of Nutritional Health Institute Laboratories (“NHIL”), the majority shareholder of our Company.  As such, they will be able to control the operations and the direction of the Company with very little outside influence.

Drs. Ghazvini, Reed and Sotomayor do not hold direct shares of common stock of the Company.  However, they are officers, directors and beneficial shareholders of Nutritional Health Institute Laboratories and have the ability to vote the shares of NHIL, our majority shareholder.

•         Dr. Mehran P. Ghazvini, DC owns approximately 50% of NHIL, indirectly through family trusts and has the power to vote those interests on behalf of the trusts and disavows any ownership in the equity of NHIL held by family trusts;

•         Dr. Rene M. Reed, DC owns approximately 16.66% of NHIL, indirectly through family trusts and has the power to vote those interests on behalf of the trusts and disavows any ownership in the equity of NHIL held by family trusts; and

•         Dr. Konky Sotomayor, DVM owns approximately 16.66% of NHIL, indirectly through family trusts and has the power to vote those interest on behalf of the trusts and disavows any ownership in the equity of NHIL held by family trusts.

As such, they are the beneficial holders of the 604,707,057 shares held by NHIL.  Through their ownership in NHIL, Drs. Ghazvini, Reed, and Sotomayor as a group, control approximately 604,707,057 shares of common stock or approximately 81.08% of the voting stock of the Company.

NHIL’s ownership could decrease; NHIL held 66,471,705 registered shares (89.1% of the issued and outstanding common stock.)  During the fourth quarter of 2012, NHIL sold and transferred 60,010,000 shares that it held in the Company decreasing its ownership in the Company to 604,707,057 shares or 81.08%.

We will depend upon management but we will have limited participation of management.

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

Our officers and directors are not employed full-time by us and may cause conflicts of interests as to corporate opportunities which we may not be able or allowed to participate in.

Our directors and officers are owners of our majority shareholder, NHIL.  In the future they may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses.  Thus, our officers and directors may have potential conflicts including their time and efforts involved in participation with other business entities.  In some circumstances this conflict may arise between their fiduciary duties to us and their fiduciary duties to NHIL’S business divisions.  It is possible that in this situation their judgment maybe more consistent with their fiduciary duties to these ventures and may be detrimental to our interests.

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

We may depend upon outside advisors, who may not be available on reasonable terms and as needed.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors.  Our Board, without any input from stockholders, will make the selection of any such advisors.  Furthermore, we anticipate that such persons will be engaged on an “as needed” basis without a continuing fiduciary or other obligation to us.  In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.

We have agreed to indemnification of officers and directors as is provided by Florida Statute.

Florida Statutes provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf.  We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification.  This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

RISK FACTORS RELATING TO OUR BUSINESS

If we are unable sell the vaccine, our revenues from the vaccine will be limited, which could result in a decline in our stock price.

Because we depend, and expect to continue to depend, on sales of a single vaccine product for a substantial majority of our revenues, decreased or lower-than-anticipated demand for the vaccine, or our inability to meet demand, could materially adversely affect our operating results and harm our business.  Because we have not begun marketing vaccines, long-term effects of the vaccine are largely unknown. Adverse developments regarding the long-term safety and efficacy of the vaccines could adversely affect demand for the product, or restrict our ability to market and sell it for its current or potential indications. Other factors that would adversely affect sales of the vaccine include:

•         competition from existing products or development of new, superior products;

•         our ability to maintain adequate and uninterrupted sources of supply to meet demand;

•         events adversely affecting the ability of our manufacturing partners to produce the vaccines;

•         contamination of product lots or product recalls; and

•         our inability to gain regulatory approval to market the vaccine.

Our dependence on a single contractor for testing poses a risk to our business.

We are dependent on one contractor, AHPharma, for our testing services for our proposed vaccine products, which may be a risk to the Company’s business operations, if the services of AHPharma are not available to complete all of the testing which may be necessary or required for USDA approval to distribute and sell the proposed vaccine products.  While there are other potential contractors offering similar services, such services may be unavailable due to confidentiality agreements with other companies, full schedules or lack of immediate capacity for their services.  Such issues could cause a delay in the completion of Phase 4 testing and final approval of the USDA and, therefore, delay our future operations.

Our final safety field trials of potential products could be unsuccessful, which could adversely affect our operating results and ability to obtain final USDA approval.

Before obtaining final USDA approvals for the sale of any of our potential product, we must subject these products to a regulatory safety field trial to demonstrate the vaccine’s effectiveness when applied on a large scale basis. If the final phase is unsuccessful, we will be unable to commercialize new products and, as a result, we may be unable to sustain the Company’s growth or potential profitability. Results of initial efficacy are not necessarily indicative of results to be obtained from later efficacy studies and, as a result, we may suffer significant setbacks in advanced efficacy studies. We may not complete our clinical trials of products and the results of the trials may fail to demonstrate the safety and effectiveness of new products to the extent necessary to obtain regulatory approvals.

Our potential products are subject to extensive USDA approval processes and ongoing USDA supervision, which can be costly and time-consuming and subject us to unanticipated delays or lost sales.

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

The Company’s status regarding Phase 4 testing is:

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

We may be required to perform additional trials or change the labeling of our products if we or others identify side effects after our products are on the market, which could adversely affect sales of the affected products.

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

There are other products in late-stage development that are targeting salmonella. Depending on the market acceptance of these products or potential products, our sales of the vaccine could be adversely affected.

A number of our competitors have substantially more capital, research and development, regulatory, manufacturing, marketing, human and other resources and experience than we have. Furthermore, large pharmaceutical companies recently have been consolidating, which has increased their resources and concentrated valuable intellectual property assets. As a result, our competitors may:

•         develop products that are more effective or less costly than any of our current or future products or that render our products obsolete;

•         produce and market their products more successfully than we do;

•         establish superior proprietary positions; or

•         obtain USDA approval for labeling claims that are more favorable than those for our products.

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

We may be required to defend lawsuits or pay damages for product liability claims.

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

There is no guarantee that our products will be successfully developed and marketed. In addition, we have not cleared the regulatory approval process for our product, and we cannot assure you that final regulatory approval will be obtained. Any delay in our final development of these products may materially adversely affect our revenue growth. Because of a number of factors, our product may not reach the market without lengthy delays, if at all. Some of the factors that may affect our development and marketing of new products include the following:

•         potential products may require collaborative partners and we may be unable to identify partners or enter into arrangements on terms acceptable to us;

•         we may not be able to produce or contract for the manufacture of new products at a cost or in quality or quantities necessary to make them commercially viable;

•         domestic and international regulatory approval of these products may not be obtained or may be obtained only with lengthy delays;

•         we may not be able to secure additional financing that may be needed to bring a potential product to market;

•         we may experience unexpected safety, regulatory or efficacy concerns with respect to marketed products, whether or not scientifically justified, leading to adverse public reaction, product recalls, withdrawals or declining sales; and

•         we may be unable to accurately predict market requirements and evolving standards.

If NHIL loses the protection of its patents and proprietary rights, our financial results could suffer.

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

We and NHIL believe that patent protection of materials or processes we develop and any products that may result from the research and development efforts of our licensors and us are important to the commercial success of our products. The loss of the protection of these patents and proprietary rights could materially and adversely affect our business and our competitive position in the market. The patent position of companies such as ours generally is highly uncertain and involves complex legal and factual questions. Some of the reasons for this uncertainty include the following:

•         To date, no consistent regulatory policy has emerged regarding the breadth of claims allowed in biotechnology patents. Consequently, there can be no assurance that future patent applications relating to our products or technology will result in patents being issued or that, if issued, the patents will afford protection against competitors with similar technology;

•         The License Agreement between us and NHIL may be immediately terminated upon the occurrence of a default by us in performing our responsibilities under the License Agreement;

•         Companies that obtain patents claiming products or processes that are necessary for, or useful to, the development of our vaccine could bring legal actions against us, claiming infringement (though we currently are not the subject of any patent infringement claim);

•         Issuance of a valid patent does not prevent other companies from using alternative, non-infringing technology, so we cannot be sure that any of our patents (or patents issued to others and licensed to us) will provide significant commercial protection;

•         We may not have the financial resources necessary to obtain patent protection in some countries or to enforce any patent rights we may hold;

•         The laws of some foreign countries may not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries; and

•         We may be required to obtain licenses from others to develop, manufacture or market our products. We may not be able to obtain these licenses on commercially reasonable terms, and we cannot be sure that the patents underlying the licenses will be valid and enforceable.

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

We will rely upon Contract Manufacturers to manufacture our product, which could affect our ability to sell our product and to operate profitably.

We currently do not have facilities for the production of our vaccine products. Therefore, we will rely principally upon relationships with contract manufacturers. At this time we have not identified or entered into an agreement with any to manufacture our product.  There can be no assurance that we can maintain manufacture and supply agreements on terms and at costs acceptable to us. There are a number of risks that will be associated with our dependence on contract manufacturers, including:

•         reduced control over delivery schedules;

•         potential inability to monitor and maintain inventory levels;

•         reduced control over quality assurance;

•         reduced control over manufacturing yields and costs;

•         potential lack of adequate capacity during periods of unanticipated demand;

•         limited warranties on products supplied to us;

•         increases in prices at a higher rate than our ability to recover our increased costs through contractual price adjustments with customers;

•         reduced control over regulatory efforts;

•         potential misappropriation of our intellectual property;

•         catastrophic loss of production capacity due to property damage, either man made or by nature;

•         the loss of these contract manufacturers due to financial circumstances in their respective businesses or their exit from the business lines that manufacture our devices and products; and

•          minimum purchase requirements, which could result in excessive inventories if the demand for products falls short of such minimum purchase requirements.

If our contract manufacturers were to fail to provide us with an adequate supply of vaccine products, our business would be harmed.

Poultry health and disease factors affecting our customers may adversely affect our financial results.

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

RISK FACTORS RELATED TO OUR STOCK

Our stock is thinly traded and, as a result, you may be unable to sell at or near ask prices or at all if you need to liquidate your shares.

The shares of Global Green common stock were approved for trading on the OTC Bulletin Board in March 2012, and, as result, they are thinly-traded, meaning that the number of persons interested in purchasing the Company’s common shares at or near ask prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that the Company is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if it came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as Global Green or purchase or recommend the purchase of any of the Company’s Securities until such time as the Company became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in the Company’s Securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price.  We cannot give you any assurance that a broader or more active public trading market for the Company’s common Securities will develop or be sustained, or that any trading levels will be sustained.  Due to these conditions, the Company can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities of the Company.

The regulation of penny stocks by SEC and FINRA may discourage the tradability of our securities.

We are a “penny stock” company.  None of our securities currently trade in any market and, if ever available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors.  For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000).  For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale.  Effectively, this discourages broker-dealers from executing trades in penny stocks.  Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks".  Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended.  Because our securities constitute “penny stocks” within the meaning of the rules, the rules would apply to us and to our securities.  The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

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

Not Applicable.

ITEM 2.  PROPERTIES

FACILITIES

The Company operates out of facilities leased by NHIL at 2820 Remington Green Circle, Tallahassee, Florida 32308.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings, nor are we aware of any civil proceeding or government authority contemplating any legal proceeding.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On March 21, 2012, the Company’s common stock was accepted for trading by FINRA on the OTCBB and the Over The Counter Markets OTCQB and was assigned the symbol is “GOGC”.  In November 2012, the Company’s stock was declared eligible for depositing with Depository Trust.

The following table sets forth the range of high and low closing prices for the common stock of each full quarterly period during the year ended December 31, 2012. The quotations were obtained from information published by the FINRA and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	HIGH	LOW
Quarter Ended:
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

Recent Sales of Unregistered Securities

We have sold securities within the past two years without registering the securities under the Securities Act of 1933 as shown in the following table:

NAME	COMMON SHARES	CONSIDERATION	DATE OF PURCHASE
Steve Winn & Judy Winn	3,571,348	$0.03	3/10/11
Steve Winn & Susan Beth Winn	3,571,348	$0.03	3/10/11
Raymond G. Behm, Jr.	833,333	$0.03	3/11/11
Sarah D’Angelo	1,333,333	$0.03	3/15/11
Michael A. Piacenza	833,333	$0.03	3/15/11
Roje Investments, LLC	1,700,000	$0.03	3/15/11
Dennis Scott	3,124,286	$0.14	3/15/11
George Springer, Jr.	333,333	$0.03	3/15/11
George A. Stermer, Jr. & Jennifer Foley-Stermer	2,000,000	$0.03	3/15/11
John Welch	1,000,000	$0.03	3/15/11

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

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENTS’ DISCUSSION AND ANALYSIS

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

The independent registered public accounting firm’s report on the Company’s financial statements as of December 31, 2012 includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.

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

In March 2012, the Company completed its Final Efficacy Testing and submitted the results to the USDA and are awaiting a response from the USDA.  When we receive such response and it’s the final approval, our plan of operations will be as follows:

Milestones

3rd  Quarter 2013

•          Receive response from the USDA as to the Final Efficacy Testing filed in March 2012 with the USDA according to Study as Model test for Regulatory Approval tests required for USDA approval.

•          Continuing Market Development.

•          Obtain Establishment License required for manufacturing site, required before a product license will be issued.

4tht Quarter 2013

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

•                      Final Marek’s interference study on the final product.

2nd Quarter 2014

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

In January 2013, Dr. Mehran Ghazvini, the Company’s Chief Executive Officer and Chairman, advanced a total of $300,000 cash to the Company to support ongoing operations.  At this time, the funds are payable on demand.

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

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 13, “Revenue Recognition” and Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 605-15-25, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.  For the years ended December 31, 2012 and 2011, and the period from inception to December 31, 2012, the Company did not report any revenues.

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

Intangible Assets

The Company accounts for intangible assets in accordance FASB ASC 350 Intangibles—Goodwill and Other.  Intangible assets consist of the Licensing Agreement and is carried at an allocated cost, less accumulated amortization.  The Licensing Agreement is amortized over an estimated useful life of 20 years.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures (as defined in Rule 13(a) – 15(e)) are controls and procedures that are designed to ensure that information required to be disclosed by a public company in the reports that if files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2012, the Chief Executive Officer/Principal Accounting Officer has founds such controls and procedures to be ineffective as discussed further below.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Global Green’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that:

(1)   pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(2)   provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of Global Green’s management and directors; and

(3)   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on Global Green’s financial statements.

Our Chief Executive Officer/Principal Accounting Officer, who is the same individual,  has identified certain material weaknesses in internal control over financial reporting relating to a shortage of accounting and reporting personnel due to limited financial resources and the size of our Company, as detailed below:

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

Our Chief Executive Office/Principal Accounting Officer  has concluded that our internal controls over financial reporting were ineffective as of December 31, 2012, due to the existence of the material weaknesses noted above that we have yet to fully remediate.

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

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position	Term

Dr. Mehran P. Ghazvini, DC	48	President, CEO, CFO, Treasurer and Chairman	Annual

Dr. Rene’ M. Reed, DC	65	Vice President/Secretary and Director	Annual

Dr. Konky Sotomayor, DVM	56	Vice President – Research & Development and Director	Annual

Dr. Mehran P. Ghazvini, DC, President, CEO, CFO, Treasurer and Chairman of the Board:

Dr. Ghazvini has been President, CEO, CFO, Treasurer and Chairman of the Board of Global Green, Inc. since December 2010.  He has been a doctor of Chiropractic in his own practice, Premier Health Clinic & Rehab of Tallahassee, since 1997.  Dr. Ghazvini’s education background includes:

  Bachelor of Science, University of New York 1994
  Doctor of Chiropractic – Life University 1995
  Doctor of Naturopathic Medicine – Florida College of Integrated Medicine 2003

He serves as CEO for Nutritional Health Institute Laboratories since 2006.

He is qualified to hold the positions of President, Chief Executive Officer, Chief Financial Officer, Treasurer and Chairman of the Board of the Company based on his involvement in the business since 1982.  In the last 29 years he served as officer in business in a range of industries, such as real estate and construction, but has also owned his own chiropractic clinic.  Dr. Ghazvini has served as the Chief Executive Officer of the Company’s majority shareholder, Nutritional Health Institute Laboratories. As the majority shareholder, NHIL has appointed Dr. Ghazvini as an officer and director for his experience in running and managing well-established and start-up businesses, combined with his knowledge and experience with the development and USDA approval of the Sotomayor vaccine gained from his years with NHIL.

Dr. Rene’ M. Reed, DC, Vice President, Secretary and Director:

Dr. Reed has been Vice President, Secretary and Director of the Company since December 2010.  Dr. Reed has been in private practice since 1979 as Dr. Rene’ M. Reed, DC, DABCO, NMD. Dr. Reed attended the University of Central Florida (formerly Florida Technological University), where he earned his BS in Business Administration – 1972.   Dr. Reed’s professional qualifications and postgraduate studies include:

•         National College of Chiropractic, Lombard, IL, 5 year program, Doctor of Chiropractic, graduated April 1979

•         Internship in Orthopedic Surgery, Cook County Hospital, Chicago, IL, 1979

•         Orthopedic Program, Los Angeles College of Chiropractic, 4-year program, 1981-1985

•         Awarded Fellowship as Board Eligible Chiropractic Orthopedist

•         Passed Diplomate Chiropractic Orthopedic Boards - Part I, 1988

•         Passed Diplomate Chiropractic Orthopedic Boards - Part II, 1989; earned Postgraduate Degree Status of  D.A.B.C.O., Diplomate American Board of Chiropractic Orthopedists course.

•         Florida College of Integrative Medicine, Orlando, FL, Doctor of Naturopathic Medicine (NMD) Nov 2003   (5336 didactic hours; 730 clinical hours in Integrative Family Medicine)

Dr. Reed has been Vice President of NHIL (Nutritional Health Institute Laboratories) since 2006.

Dr. Reed has served as the Vice President of the Company’s majority shareholder, Nutritional Health Institute Laboratories. As the majority shareholder, NHIL has appointed Dr. Reed as an officer and director for his experience in running and managing well-established and start-up businesses, combined with his knowledge and experience with the development and USDA approval of the Sotomayor vaccine gained from his years with NHIL.

Dr. Konky Sotomayor, DVM, Vice President of Research & Development and Director

In January 2013, Dr. Konky Sotomayor, DVM was appointed to the Board of Directors and appointed the Vice President of Research and Development.  On August 15, 2012, Dr. Sotomayor was appointed the Chief Scientist of the Company.

Dr. Sotomayor is the developer of the Company’s Salmogenics Vaccine and has worked in private laboratory and development positions since 1979.  He is a principal of Nutritional Health Industries Laboratories, LLC, the Company’s majority shareholder. During the last 5 years he has focused primarily on the development of the Salmogenics Vaccine with Nutritional Health Industries Laboratories, LLC.

He graduated with a Doctor of Veterinary Medicine and Zootechny in the Veterinary Medician Faculty from the State University of Guayaquil in Ecuador.  He attended the International Science Program of the Lantanisbruk Universitet in Uppsala, Sweden in 1986.

Our officers are spending up to 30 hours per week on our business at this time.  At such time as the Company is financially capable of paying salaries, it is anticipated that management will assume full- time roles in the Company’s operations and be paid accordingly.

Conflicts of Interest – General.

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

Conflicts of Interest – Corporate Opportunities

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

(Rest of the Page Intentionally Left Blank)

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the fact that officers received a cash salary during the last three fiscal years. The following table sets forth this information by the Company including salary, bonus and certain other compensation to the Company’s Chief Executive Officer and named executive officers for the years ended December 31, 2012, 2011 and 2010.

SUMMARY EXECUTIVES COMPENSATION TABLE

Name & Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Dr. Mehran P. Ghazvini, DC, President, CEO, CFO, Treasurer	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

Dr. Rene’ M. Reed, DC, Vice- President &	2012	0	0	0	0	0	0	0	0
Secretary	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

Dr. Konky Sotomayor, VP of R&D	2012	0	0	0	0	0	0	0	0

Drs. Ghazvini, Reed and Sotomayor do not have employment agreements with the Company nor do they receive compensation for their services from the Company or from the Company’s majority shareholder, NHIL.

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executive Compensation Table" during the year ended December 31, 2012:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Dr. Mehran P. Ghazvini, DC	0	0	0	0	0	0	0

Dr. Rene’ M. Reed, DC	0	0	0	0	0	0	0

Dr. Konky Sotomayor, DVM	0	0	0	0	0	0	0

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

Under the Florida Revised Statutes, director immunity from liability to a company or its shareholders for monetary liabilities applies automatically unless it is specifically limited by a company's Articles of Incorporation.  Our Articles of Incorporation do not specifically limit the directors’ immunity.  Excepted from that immunity are: (a) a willful failure to deal fairly with us or our shareholders in connection with a matter in which the director has a material conflict of interest; (b) a violation of criminal law, unless the director had reasonable cause to believe that his or her conduct was lawful or no reasonable cause to believe that his or her conduct was unlawful; (c) a transaction from which the director derived an improper personal profit; and (d) willful misconduct.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of Global Greens’ outstanding common stock by:

•                     each person who is known by  the Company to be the beneficial owner of five percent (5%) or more of the Company’s common stock;

•                     Global Green’s Chief Executive Officer, its other executive officers, and each director as identified in the “Management — Executive Compensation” section; and

•                     all of the Company’s directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of the date of this document into shares of Global Green’s common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

There are currently 3,000,000,000 common shares authorized of which 745,761,432 are outstanding at December 31, 2012.

The following sets forth information with respect to our common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group as of December 31, 2012.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class

Common shares	Dr. Mehran P. Ghazvini, President, DC, CEO, CFO, Treasurer and Director (2)	604,707,057	81.08%

Common shares	Dr. Rene’ M. Reed, DC, Vice President, Secretary and Director (2)	604,707,057	81.08%

Common shares	Dr. Konky Sotomayor, DVM Vice President Research & Development and Director (2)	604,707,507	81.08%

Common shares	Nutritional Health Institute Laboratories (2)	604,707,057	81.08%

All Directors and Executive Officers as a Group (2 persons)		604,707,057 (2)	81.08%

            (1) Address is c/o Global Green, Inc., 2820 Remington Green Circle, Tallahassee, Florida 32308.

(2)  Dr. Mehran P. Ghazvini, DC, Dr. Rene’ M. Reed, DC and Dr. Konky Sotomayor, DVM are either  officers,  directors and/or  beneficial  shareholders of Nutritional Health Institute  Laboratories and they disavow any beneficial  ownership in the equity in NHIL held by family trusts. Nutritional Health Institute Laboratories holds 604,707,057 shares of common stock directly.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our founders, directors, executive officers, shareholders or any members of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

NHIL, our majority shareholder, owns the exclusive rights to the Salmogenics Vaccine and a Salmonella Antigen. The Company has received the exclusive rights to finish the final phase of study, manufacture, distribute, market and sell the vaccines by NHIL through a Licensing Agreement with Global Green International, the wholly-owned subsidiary of the Company. Under the Licensing Agreement with NHIL, the Company is responsible for all financial obligations to obtain United States Department of Agriculture (“USDA”) approval.

At December 31, 2012 and 2011, the amounts due to related parties were $500, respectively.

Dr. Mehran P. Ghazvini, DC, Dr. Rene’ M. Reed, DC and Dr. Konky Sotomayor, DVM, officers and directors of the Company, through direct and indirect ownership, are majority shareholders of NHIL), the majority shareholder of our Company.  As such, they will be able to control the operations and the direction of the Company with very little outside influence.

Drs. Ghazvini, Reed and Sotomayor do not hold direct shares of common stock of the Company.  However, they are officers, directors and beneficial shareholders of Nutritional Health Institute Laboratories and have the ability to vote the shares of NHIL, our majority shareholder.

•         Dr. Mehran P. Ghazvini, DC owns approximately 50% of NHIL, indirectly through family trusts and has the power to vote those interests on behalf of the trusts; and

•         Dr. Rene’ M. Reed, DC owns approximately 16.66% of NHIL, indirectly through family trusts and has the power to vote those interests on behalf of the trusts; and

•         Dr. Konky Sotomayor, DVM owns approximately 16.66% of NHIL, indirectly through family trusts and has the power to vote those interests on behalf of the trusts.

In January 2013, Dr. Mehran Ghazvini, the Company’s Chief Executive Officer and Chairman, advanced a total of $300,000 cash to the Company to support ongoing operations.  At this time, the funds are payable on demand.

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

Exhibit Number	Description
3.1	Articles of Incorporation	*
3.2	Amended Articles of Incorporation – Name Change	*
3.3	Amended Articles of Incorporation – Share Increase	*
3.4	Bylaws	*
10.1	Share Exchange Agreement	*
10.2	License Agreement	*
10.3	Cost and Evaluation Agreement	**
31.1	Certification of Principal Executive and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed Herewith
32.1	Certification of Principal Executive and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith
99.1	AHPharma, Inc. Executive Summary and Addendum	*
101.INS	XBRL Instance Document	Filed Herewith (1)
101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith (1)
101.PRE	XBRL Taxonomy Extension presentation Linkbase Document	Filed Herewith (1)

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

AND independent AUDITORs’ report

December 31, 2012 and 2011

ACCELL

4868 West Gandy Boulevard

Tampa, Florida 33611

Phone – 813-440-6380

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders

Global Green, Inc.

We have audited the accompanying consolidated balance sheets of Global Green, Inc. (a development stage company) and its wholly owned subsidiary (together, the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended and the cumulative period from July 12, 2004 (inception) to December 31, 2012. These financial statements are the responsibility of the Global Green, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses and negative cash flows since inception.  These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2 and 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion on the financial statements is not modified with respect to this matter.

/s/ Accell Audit & Compliance, P.A.

Tampa, Florida

March 26, 2013

Global Green, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
December 31, 2012 and 2011

	December 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents (see Note 8)	$ 4,027	$ 103,360
Prepaid expenses	1,125	3,188
Total current assets	5,152	106,548

Intangible asset, net	6,131	6,467

Total assets	$ 11,283	$ 113,015

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$ 30,180	$ 17,012
Due to shareholders	500	500
Total liabilities	30,680	17,512

Shareholders' equity (deficit):
Preferred stock; no par value; 100,000,000	-	-
shares authorized; no shares outstanding at
December 31, 2012 or 2011
Common stock; $.00001 par value; 3,000,000,000	7,458	7,458
shares authorized; 745,761,432 shares issued and
outstanding at December 31, 2012 and 2011
Additional paid in capital	285,573	285,573
Deficit accumulated during the development stage	(312,428)	(197,528)

Total shareholders' equity (deficit)	(19,397)	95,503

Total liabilities and shareholders' equity (deficit)	$ 11,283	$ 113,015

See accompanying Notes to Financial Statements.

Global Green, Inc.
(A Development Stage Company)
Consolidated Statement of Operations
For the Years Ended December 31, 2012 and 2011
and the Period From Inception (July 12, 2004) through December 31, 2012

	2012	2011	Inception to December 31, 2012

REVENUES	$ -	$ -	$ -

OPERATING EXPENSES
Testing for U.S. Department of Agriculture's approval	-	137,800	137,800
Professional fees	76,518	45,484	127,002
General and administrative	23,290	6,735	30,025
Consulting fees	10,000	-	10,200
Stock transfer agent fees	4,681	1,421	6,602
Amortization	336	336	700
Bank fees	75	24	99
Total operating expenses	114,900	191,800	312,428

NET LOSS	$ (114,900)	$ (191,800)	$ (312,428)

Net loss per share applicable to common stockholders — basic and diluted	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding – basic and diluted	745,761,432	743,293,205

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

and the Period from Inception  (July 12, 2004) to December 31, 2012

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

NOTE 2        going concern

These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  As of December 31, 2012, the Company has incurred net losses of $312,428 since inception (July 12, 2004).

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

and the Period from Inception  (July 12, 2004) to December 31, 2012

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

and the Period from Inception  (July 12, 2004) to December 31, 2012

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

Global Green, Inc.

  (A Development Stage Company)

Consolidated Statement of Cash Flows

For the Years Ended December 31, 2012 and 2011

and the Period from Inception  (July 12, 2004) to December 31, 2012

Components of intangible assets at the periods ended are as follows:

	December 31, 2012	December 31, 2011

License agreement	$ 6,831	$ 6,831
Accumulated amortization	(700)	(364)

	$ 6,131	$ 6,467

NOTE 5        TAXES

The components of income tax expense for the periods ended are as follows:

	December 31, 2012	December 31, 2011	Inception to December 31, 2012 (unaudited)

Current tax expense (benefit)	$ (43,202)	$ (72,117)	$ (117,474)
Change in valuation allowance	43,202	72,117	117,474

	$ -	$ -	$ -

The difference between income tax expense computed by applying the statutory federal income tax rate to earnings before taxes for the periods ended are as follows:

	December 31, 2012	December 31, 2011	Inception to December 31, 2012 (unaudited)

Pretax loss at federal statutory rate	$ (39,066)	$ (65,212)	$ (106,227)
State income benefit, net of federal benefit	(4,136)	(6,905)	(11,247)
Change in valuation allowance	43,202	72,117	117,474

	$ -	$ -	$ -

The components of deferred taxes are as follows:

Global Green, Inc.

  (A Development Stage Company)

Consolidated Statement of Cash Flows

For the Years Ended December 31, 2012 and 2011

and the Period from Inception  (July 12, 2004) to December 31, 2012

	December 31, 2012	December 31, 2011
Deferred income tax assets:
Operating loss carryforwards	$ 117,474	$ 72,117
Less: Valuation allowance	(117,474)	(72,117)

Net deferred tax asset	$ -	$ -

At December 31, 2012 and 2011, a valuation allowance was established for the entire amount of the net deferred tax asset as the realization of the deferred tax asset is dependent on future taxable income.

At December 31, 2012, the Company had net operating loss carryforwards for tax purposes of $312,428, which will expire beginning in 2031, if not previously utilized.

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

and the Period from Inception  (July 12, 2004) to December 31, 2012

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

NOTE 9     SUBSEQUENT EVENTS

In January 2013, the Company’s Chief Executive Officer and Chairman, advanced $300,000 to the Company to support ongoing operations. The advance is payable on demand.

Global Green, Inc.

  (A Development Stage Company)

Consolidated Statement of Cash Flows

For the Years Ended December 31, 2012 and 2011

and the Period from Inception  (July 12, 2004) to December 31, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GREEN, INC.

/s/ Dr. Mehran P. Ghazvini	January 6, 2014
Dr. Mehran P. Ghazvini, DC
(Chief Executive Officer/Principal Executive Officer & Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dr. Mehran P. Ghazvini	January 6, 2014
Dr. Mehran P. Ghazvini, DC, Chairman of the Board of Directors

/s/ Dr. Rene’ M. Reed	January 6, 2014
Dr. Rene’ M. Reed, DC, Director

/s/ Dr. Konky Sotomayor	January 6, 2014
Dr. Konky Sotomayor, DVM, Director