Form 10-K
period 2013-12-31
GLOBAL GREEN INC.
filed 2014-03-31
CIK 1522724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates (144,424,375 shares) of the registrant as of March 25, 2014 was $5,536,656, based upon an average of the closing bid and ask of $0.03925.

There were 745,761,432 shares outstanding of the registrant's Common Stock as of March 25, 2014.

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

PART I

ITEM 1.  BUSINESS

History

Global Green, Inc. (formerly Global Tech Assets, Inc.) ("We," "Us," "Our", "the Company") was initially incorporated on July 12, 2004, in the state of Florida, as a wholly-owned subsidiary, of Global Assets & Services, Inc., a public company.  The Company transferred all of the non-operating licenses held by Global Assets & Services, Inc.   At that time, all of the outstanding stock of Global Tech Assets, Inc., 3,141,597 shares, was distributed to the shareholders of Global Assets & Services, Inc.

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

RELATIONSHIP WITH NHIL

As of the date of this filing, NHIL owns 80.63% of the Company's common stock and as such is not only the Company's parent company, but also its majority and controlling shareholder.  NHIL owns all of the patents and trademarks associated with the Salmogenic Vaccine.

On November 29, 2010, the Company entered into a License Agreement with NHIL, our majority shareholder.  The License Agreement provides us with an exclusive license to perform the final phase of the USDA study and to manufacture, distribute, market and sell the Salmonella Vaccine and the Salmonella Antigen, not only in the United States, but also worldwide. Though, at this time, the Company has not made any plans regarding operations outside of the United States.  As part of the consideration of the License Agreement, the Company has agreed to undertake the financial obligations for the acquisition of any patents and obtaining USDA approval, in addition to the issuance of the 683,097,847 shares to NHIL.  The License Agreement has no provisions for termination, unless the Company defaults on its responsibilities, and is perpetual.

At March 25, 2014, NHIL holds 601,337,057 shares of common stock or 80.63% of the issued and outstanding common stock of the Company.

COMPANY OVERVIEW

At this time there is an ongoing study with Merial conducting an internal evaluation of the Company's patented Salmogenics vaccine technology. At the conclusion of the evaluation, Merial has the first option to enter into a license agreement with the Company for the manufacture, distribution, and sale of the vaccine.

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

Our current business plan is focused on the agricultural animal industry, more specifically, "Salmogenics," a poultry Salmonella vaccine.  NHIL owns the exclusive rights to the Salmogenics Vaccine (hereinafter the "Vaccine") and a Salmonella Antigen (hereinafter the "Antigen") which both provide a method for controlling intestinal pathogenic organisms in animals.  The Company has received the exclusive rights to finish the final phase of the USDA study and to manufacture, distribute, market and sell the vaccines by NHIL through a Licensing Agreement with Global Green International, the wholly-owned subsidiary of the Company. The Company, under the agreement with Merial, awaits the completion of their evaluation to determine if the Company can use the results for USDA approval.

Since 2008, NHIL obtained the ownership rights to the Vaccine and took over the funding of a research study that had been in process since 1996, and initiated the drafting and filings of patent application for the vaccine.  Research was being conducted through an unrelated third party, AHPharma.   AHPharma was informally engaged to conduct not only research and development, but also to perform the testing of the vaccine product in the poultry industry.  On July 30, 2011, the Company entered into a Cost and Evaluation Agreement with AHPharma. The Cost and Evaluation Agreement provides for the consulting responsibilities of AHPharma in connection with the Phase 4 trials and testing required by the USDA in exchange for a total payment of $300,000.  The Cost and Evaluation Agreement terminates upon the final approval of the USDA.

Through 2010, the USDA has reviewed the results of the research which showed the vaccine used in the study is safe, non-toxic and causes no harm to the animal, and reduced the number of Salmonella contamination and therefore has allowed the research to go to the final phase for approval by USDA for the Company to show efficacy of the vaccine in a commercial setting and also to find a potential manufacturer for the vaccine. At the time of this filing, AHPharma has collected Salmonella samples from multiple locations within the United States for Merial to do its evaluation.

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

The advantages of our vaccine when injected in ovo (into the fertilized egg) are:

•	While the animal health industry has developed a variety of treatments for the prevention of poultry diseases, these treatments are not always administered to the birds in ways that ensure effective and consistent results.

•	Conventional application has been post- hatch (administered the 1st week after the chick is born) through feed and drinking water, via a spray that treats the birds through their mucus membranes or costly hand vaccinations.

•	Such treatments require multiple post-hatch vaccinations and field boosters, involving costly guesswork and are labor intensive. The result is inefficient, costly, inconsistent vaccine delivery.

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

The laboratory concept of 'in the egg' vaccination was initially used for a Marek's disease (MD) vaccine and has been expanded into a commercially applied technology platform that is capable of placing several antigens and compounds simultaneously into over 50,000 eggs per hour.

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

In ovo vaccination offers many advantages over other treatments, such as:

•	Earlier immunity – an earlier exposure to various vaccines improves the bird's health and disease resistance at the time when they are placed on the farm.
•	Uniform delivery – in ovo vaccination allows an automated and uniform process for delivering consistent volumes and concentrations of vaccines to every bird when compared to the previously used subcutaneous method of vaccination at day of hatch.
•	Fast delivery – time is reduced from hatcher to farm with vaccinations after hatching being eliminated.
•	Reduced stress – birds are less stressed when vaccinated in ovo versus handling and injection after hatch.
•	Reduced labor costs – a reduction in the need for the labor associated with day of hatch subcutaneous vaccination is immediately realized. Compared to the day of hatch vaccination method there is a reduction in labor required to vaccinate the embryos.
•	Future products – new products and vaccines have recently been marketed and more are being developed that will effectively control diseases when applied in ovo.

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

How Salmogenics Will Positively Effect Lives

Management estimates that more than 58 billion broiler chickens will benefit from the Salmogenics vaccine (Source: A Brief History of Broiler Selection by Dominic Elfick, Int'l Product Mgr-Aviagen International).  Approximately, 2.8 billion humans get some form of Salmonella infection per year, based upon industry statistics. (Oxford Journals of Medicine, Clinical Infectious Diseases, 2010, Volume 50, Issue 6 Pp. 882-889) The Salmogenics Vaccine improves the immune system of the fowl, thereby improving the health and welfare of the bird and those that eat chicken, turkey and other fowl. The birds will be healthier and experience increased weight gain and reduced mortality, a benefit for the poultry industry worldwide and humans consuming chickens. This means not only a healthier chicken, but a healthy source of protein for humans to consume, with much less fear that they will become infected by Salmonella bacteria and suffer long-term illness or a worst case scenario, death.

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

•	joint pain
•	painful urination
•	conjunctivitis
•	knee pain

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

How Salmogenics Will Positively Effect Lives

Management estimates that more than 58 billion broiler chickens will benefit from the Salmogenics vaccine (Source: A Brief History of Broiler Selection by Dominic Elfick, Int'l Product Mgr-Aviagen International).

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

Our potential end users of our product are the poultry farms, which in the United States includes the companies listed in the following table.

USA's TOP 10 BROILER CHICKEN COMPANIES

Representing 78% of the total chickens processed weekly include:

Rank	Broiler Chicken Company	LBS Liveweight (million)[1]	Weekly R-T-C [2] (lbs.)
#1	Tyson Foods, Inc.	201.48	168.00
#2	Pilgrim's Pride Corp.	178.32	138.33
#3	Sanderson Farms, Inc.	66.19	58.47
#4	Perdue Farms, Inc.	69.79	56.20
#5	Koch Foods, Inc.	61.20	48.00
#6	Wayne Farms, LLC	48.54	42.89
#7	Mountaire Farms, Inc.	46.71	41.04
#8	House of Raeford Farms, Inc.	31.62	23.93
#9	Foster Farms, Inc.	28.84	23.48
#10	George's, Inc.	35.65	21.03
TOP 10 TOTAL		768.34 million	621.47 million
____________________________________________________________________________________
1 Number of birds that represents "Market Size" for the Company's product.
2 NOTE: R-T-C equals "Ready-To-Cook" chicken.
(Source:  Watt PoultryUSA Top broiler companies (number of slaughter processing plants and further processing plants; production numbers based on average weekly slaughter in continental US plants during 2013; WATT PoultryUSA survery, 2014, http://www.wattpoultryusa-digital.com)

MARKET PENETRATION TECHNIQUES EMPLOYED

United States markets will be penetrated with a market entry program that will include:

•	Research data publications, including efficacy and safety research.
•	Company and product name(s) recognition.
•	Strong and reliable regulatory approvals and label claim development.
•	Company presentations at animal meetings (particularly and initially poultry meetings and conventions).
•	Company and product advertising in prominent animal production (especially and initially the chicken production industry) and food safety publications.
•	A strong and well-experience technical staff that will work with the technical experts in the poultry industry, such staff has not been identified at the time of this filing.
•	Strong sales force, with experience in the poultry industry.

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

RECENT DEVELOPMENTS

The Company has successfully completed the requirements of Phase I, Phase II and Phase III  efficacy studies as set forth by the USDA, and the Salmogenics product has currently entered into the final phase of becoming a USDA approved vaccine for the in ovo vaccination of chicken eggs. The Company is awaiting final evaluation by Merial.

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

On February 15, 2011, with USDA approval, AHPharma began the final phase of the Salmogenics Vaccine consisting of an in house study ordered and required by the USDA for the chicken industry. The Company completed all prior requirements of the USDA which included:

1.	Phase I, which involved independent research with Dr. James McNaughton, PhD and AHPharma, Inc., demonstrated that Salmogenics vaccine:
•	Reduced fecal bacteria loads significantly for E. coli and Salmonella bacteria.
•	Produced an average weight gain of 2% per bird.
•	Reduced mortality.

2.	Phase II demonstrated:
•	In this phase various dosages of Salmogenics were tested to determine the most efficient and cost effective amount of vaccine to be administered to produce a chicken born with less or no Salmonella bacteria.
•	Clinical testing also showed that eggs treated with the Salmogenics Vaccine had a reduced mortality as compared to the control groups.

3.	Phase III involved proving that Salmogenics Vaccine:
•	When tested clinically, the Salmogenics Vaccine showed to help reduce the incidence of Salmonella and reach a point that meets the USDA regulatory requirements.
•	As of August 13, 2010, the USDA issued an edict that the acceptable incidence of Salmonella for chicken growers had been reduced from a 7% to a 5% tolerance. Additionally, the Salmogenics Vaccine was concomitantly administered with Marek's Vaccine and found to not alter the effects of Marek's Vaccine or the effectiveness of the Salmogenics Vaccine.

4.	As of February 16, 2011, the Company was able to announce that the final phase of USDA approval had begun, which involved:
•	Meeting with the USDA for a review of the final steps.
•	Selecting a vaccine manufacturer.
•	The collection of Salmonella strains for the mock study requested by USDA.
•	The approval of AHPharma by the USDA that their facilities will be approved to perform the final field study for the Salmogenics Vaccine. The number of birds to be tested is to be determined. This field study is done to determine if any variations exist between previous efficacy studies and studies done in the commercial field.

5.	On May 3, 2011, the US Patent Office issued Patent No. 7,935,355 "Composition and Method for Controlling Intestinal Pathogenic Organisms" for the Salmogenics Vaccine.

6.	On August 2, 2011, the US Patent Office issued Patent No. 7,988,978 "Composition and Method for Controlling Intestinal Pathogenic Organisms" for the Salmogenics Vaccine.

7.	On November 28, 2011, the Salmonella challenge study, as part of the Phase 4 efficacy testing was completed. The results of the study were successful and the Salmogenics Vaccine held up to the challenge for all Salmonella strains tested. This placed the Company one step closer towards setting a model study and protocols for a successful USDA required study after the filing of our approved vaccine manufacturer.

8.	On March 11, 2012, all the results and data have been included in a final report of the test model for Efficacy Study done with 3,036 chickens. The purpose of this Efficacy/Challenge study was to determine the effect on chickens hatched after the in ovo administration of the Salmogenics Vaccine 3 days before hatching.

9.	The Company's status regarding its Phase 4 efficacy testing as of the time of this filing is based is upon the final evaluation by Merial.

10.	In August 2012, the Company began a study to determine how long a chicken can be protected against Salmonella after it begins laying eggs. If a layer hen is not infected with the Salmonella bacteria or shows reduced levels of the bacteria, then neither the egg, nor the chick, when it hatches, will have Salmonella or the egg or chick will show reduced levels of the bacteria. There is a "timelined" vaccine effect that will be logged and sequenced during the study, beginning from a newly-hatched chicken, to the 18-20 weeks before the chicken becomes a layer hen, and, after that, until the end of the hen's productive life. At the time of this filing the protocols have been finished and we are in the process of identifying a manufacturer.

11.	In September 2013, the Company announced the signing of an agreement with Merial Ltd., the Animal Health Division of Sanofi, to conduct an internal evaluation of the Company's patented Salmogenics vaccine technology. At the conclusion of the evaluation, Merial has the first option to enter into a license agreement with the Company for the manufacture, distribution, and sale of the vaccine. Details of the evaluation agreement are confidential. At the time of this filing, the evaluation with Merial is ongoing.

OUR STRATEGY

The Company's objective is to be a leader in the commercialization of Salmonella vaccine products. To achieve this objective, we intend to:

•	Management's current focus is on the final approval by the USDA of the Company's sole product, the Salmogenics Vaccine. As the Company, moves closer to final approval, it will begin to develop and focus efforts on marketing and sales of the Salmogenics Vaccine.

•	Expand our Portfolio of Products. The Company intends to expand its existing portfolio of product candidates. The Company will take into account market attractiveness, technical feasibility, the potential to develop a proprietary position and the productiveness of animal models in choosing among new product development opportunities. Though, at the time of this filing, management has not taken any efforts and has no plans to take any efforts in this direction.

•	Broaden our licenses. The Company plans to broaden its portfolio of licenses of and other technologies to develop new products and attract corporate and academic collaborators. We intend to accomplish this through internal and sponsored research, in-licensing and technology acquisitions. Though, at the time of this filing, the Company has not identified any such opportunities.

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

As stated previously, the Company is in Phase 4 of the approval process where efficacy testing has been defined as:

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

The Company's status regarding its Phase 4 efficacy testing as of the time of this filing is based is upon the final evaluation by Merial.

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

Even if regulatory approval is obtained, a marketed product and its manufacturer are subject to continuing review. Discovery of previously unknown problems with a product may result in withdrawal of the product from the market, and could have a material adverse effect on the Company's business, financial condition and results of operations. Violations of regulatory requirements at any stage during the regulatory process, including efficacy studies, the approval process, post-approval or in Gross Market Production (GMP), may result in various adverse consequences to the Company, including the USDA's delay in approval or refusal to approve a product, withdrawal of an approved product from the market or the imposition of criminal penalties against the manufacturer and license holder. There can be no assurance that the Company will be able to conduct efficacy studies or obtain necessary approvals from the USDA or other regulatory authorities for any products. Further, the terms of approval of any marketing application, including the labeling content, may be more restrictive than we desire and could affect the marketability of the Company's proposed products. Failure to obtain required governmental approvals will delay or preclude the Company or its corporate collaborators from marketing products, or limit the commercial use of such products, and could have a materially adverse effect on the Company's business, financial condition and results of operations.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

BACKLOG OF ORDERS

We currently have no orders for sales at this time.

GOVERNMENT CONTRACTS

We have no government contracts.

NUMBER OF PERSONS EMPLOYED

As of December 31, 2013, we had no full-time employees.  Officers and Directors work on an as needed part-time basis up to 30 hours per week.

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

We have historically incurred losses from operations while working to obtain USDA approval of our Salmogenics Vaccine. As of December 31, 2013, we had an accumulative deficit of ($428,382).   During the year ended December 31, 2013, we recognized a net loss of $115,954 and used cash of $125,495 to support operations.  We are unable to market or sell our Salmogenics Vaccine until we have obtained USDA approval.  Our ability to be profitable in the future will depend on obtaining USDA approval and successfully implementing our marketing and sales activities, all of which are subject to many risks beyond our control. Even if we become profitable on an annual basis, we cannot assure you that our profitability will be sustainable or increase on a periodic basis.

In addition, the independent registered public accounting firm's report on the Company's financial statements as of December 31, 2013, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.  If we are unable to continue as a going concern, realization of assets and settlement of liabilities in other than the normal course of business may be at amounts significantly different from those in the financial statements included in this registration statement.

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

Future operating performance is never certain, and if our operating results fall below the expectations of securities analysts or investors, the trading price of our common stock will likely decline. We have a history of operating losses.  We have not recognized revenues from the sale of our product, as we are still in the testing and trial stages. We expect that we will continue to incur financial losses until we have obtained USDA approval of our product and have begun to successfully market and sell the vaccine.   We may not be able to sustain or increase profitability on a quarterly or annual basis once we are able to begin marketing and sale of the vaccine.   Moreover, we anticipate that our operating and capital expenditures will increase significantly in 2015 and in future years primarily due to:

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

Our capital needs consist primarily of expenses related to final field testing of the vaccine for the USDA approval general and administrative and potential marketing expenses and could exceed $1,900,000 in the next twelve months. Such funds are not currently committed, and we have cash as of December 31, 2013 of approximately $113,532.

We have limited funds, and such funds may not be adequate to carryout the business plan in the animal vaccine industry.  Our ultimate success depends upon our ability to raise additional capital.  While we have begun to investigate such sources, we are only the very early stages of investigation.  If we need additional capital, we have no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us.  If not available, our operations will be limited to those that can be financed with our modest capital.

During the year ended December 31, 2013, we received $235,000 in the form of a convertible advance from our officer and director.  We cannot guarantee or provide any assurances, that our officers and directors will be able to continue to provide us with funds to support our operations.

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

As such, they are the beneficial holders of the 601,337,057 shares held by NHIL.  Through their ownership in NHIL, Drs. Ghazvini, Reed, and Sotomayor as a group, control approximately 601,337,057 shares of common stock or approximately 80.63% of the voting stock of the Company.

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

At this time AHPharma, is not conducting any studies until the final evaluation is completed by Merial.  Upon the completion of final evaluation by Merial the Company will then take the following steps as part of Phase 4:

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On March 21, 2012, the Company's common stock was accepted for trading by FINRA on the OTCBB and the Over The Counter Markets OTCQB and was assigned the symbol is "GOGC".  In November 2012, the Company's stock was declared eligible for depositing with Depository Trust.

The following table sets forth the range of high and low closing prices for the common stock of each full quarterly period during the years ended December 31, 2013 and 2012. The quotations were obtained from information published by the FINRA and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	HIGH	LOW
Quarter Ended:
December 31, 2013	$0.072	$0.05
September 30, 2013	$0.07	$0.0080
June 30, 2013	$0.0440	$0.0101
March 31, 2013	$0.06	$0.031

Quarter Ended:
December 31, 2012	$0.11	$0.0450
September 30, 2012	$0.25	$0.09
June 30, 2012	$0.55	$0.20
March 31, 2012	$--	$--

Holders

There are approximately 290 holders of record of our common stock as of December 31, 2013.

Dividend Policy

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors.  We have not declared or paid any dividends on our common shares and it does not plan on declaring any dividends in the near future.  The Company currently intends to use all available funds to finance the operation and expansion of its business.

Recent Sales of Unregistered Securities

During the years ended December 31, 2013 and 2012, we did not make any sales of our unregistered securities.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock during the years ended December 31, 2013 and 2012.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2013 includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern.

PLAN OF OPERATIONS

We had no operations prior to January 2009 and we did not have any revenues during the the fiscal years ended December 31, 2013 and 2012. We have minimal capital, minimal cash, and only our intangible assets consist of our patents and patent applications, business plan, relationships and contacts. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.

In March 2012, the Company completed its Final Efficacy Testing and submitted the results to the USDA and are awaiting a response from the USDA.  Our continuing plan of operations will be as follows:

Milestones

2nd Quarter 2014

•	Continuing Market Development
•	Awaiting completion of Merial evaluation.
•	Negotiating with NHIL for licensing agreements for new vaccines technologies.

3ndQuarter 2014

•	Continuing Market Development
•	Awaiting completion of Merial evaluation.
•	Negotiating with NHIL for licensing agreements for new vaccine technologies.

4th Quarter 2014

•	Continuing Market Development
•	Awaiting completion of Merial evaluation.
•	Negotiating with NHIL for licensing agreements for new vaccine technologies.

The Company's status regarding its Phase 4 efficacy testing as of the time of this filing is based is upon the final evaluation by Merial.

In August 2012, the Company began a study to determine how long a chicken can be protected against Salmonella after it begins laying eggs. If a layer hen is not infected with the Salmonella bacteria or shows reduced levels of the bacteria, then neither the egg, nor the chick, when it hatches, will have Salmonella or the egg or chick will show reduced levels of the bacteria. There is a "timelined" vaccine effect that will be logged and sequenced during the study, beginning from a newly-hatched chicken, to the 18-20 weeks before the chicken becomes a layer hen, and, after that, until the end of the hen's productive life. At the time of this filing the protocols have been finished and we are in the process of identifying a manufacture.

In September 2013, the Company announced the signing of an agreement with Merial Ltd., the Animal Health Division of Sanofi, to conduct an internal evaluation of the Company's patented Salmogenics vaccine technology. At the conclusion of the evaluation, Merial has the first option to enter into a license agreement with the Company for the manufacture, distribution, and sale of the vaccine. Details of the evaluation agreement are confidential. At the time of this filing, the evaluation with Merial is ongoing.

In January 2013, the Company entered into a convertible advance with the Company's Chief Executive Officer and Chairman, Dr. Ghazvini. The convertible advance with a face value of $300,000, bears interest at 5% per annum and is payable on demand. The convertible advance is convertible, at the holder's option, into the Company's common or preferred shares based on the value of the shares at the execution date of the advance.  At December 31, 2013, the convertible advance had a balance of $253,000.   Accrued interest related to this advance was $12,987 at December 31, 2013 and is included in accounts payable and accrued expenses on the balance sheet.

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

RESULTS OF OPERATIONS

The Year Ended December 31, 2013 Compared to The Year Ended December 31, 2012

During the year ended December 31, 2013 and 2012, the Company did not recognize any revenues from its operations.  Management does not anticipate recognizing any revenues from the sale of the Salmogenic vaccine, until the final approval of the USDA has been granted and at that time, the Company will be able to begin sales and marketing efforts.

During the year ended December 31, 2013, the Company incurred total operating expenses of $115,954 compared to $114,900 for the year ended December 31, 2012.  The increase of $1,054 was primarily a result of the increase of $21,284 increase in general and administrative expenses combined with a $22,231 increase in investor relations and a $12,987 increase in interest expense offset by a $43,352 decrease in professional expenses and a $10,000 decrease in consulting expenses. The decreases in professional expenses and consulting expenses were a result of our activities to maintain our SEC reporting status, have our stock approved for trading and clear our stock for depositing with depository trust being completed. We expect that we will continue to see an increase in expenses, as we complete Phase 4 testing and gain final approval of the USDA and begin to develop our sales and marketing efforts.

During the year ended December 31, 2013, we recognized a net loss of $115,954 compared to $114,900 during the year ended December 31, 2012.  The decrease of $1,054 was a result of the increases and decreases in expenses as discussed above.

LIQUIDITY

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2013, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

At December 31, 2013, the Company had total current assets of $120,282, consisting of $113,532 in cash, a travel advance to an officer of $6,000 and prepaid expenses of $750 and total current liabilities of $261,428, consisting of $25,928 in accounts payable and accrued expenses, $500 due to shareholders and a $235,000 convertible advance due to an officer and director of the Company.  At December 31, 2013, the Company had working capital of $93,854.

During the year ended December 31, 2013, the Company used $125,495 in funds in its operational activities.  During the year ended December 31, 2013, the Company recognized a net loss of $115,954, which was adjusted for $336 in amortization expense.  During the year ended December 31, 2012, the Company used $99,333 in funds on its operational activities.  During the year ended December 31, 2012, the Company recognized a net loss of $114,900, which was adjusted for $336 in amortization expense.

During the year ended December 31, 2013, the Company received funds of $235,000 from its financing activities.  During the year ended December 31, 2012, the Company did not receive or use funds from/in its financing activities.

In January 2013, the Company entered into a convertible advance with the Company's Chief Executive Officer and Chairman, Dr. Ghazvini. The convertible advance with a face value of $300,000, bears interest at 5% per annum and is payable on demand. The convertible advance is convertible, at the holder's option, into the Company's common or preferred shares based on the value of the shares at the execution date of the advance.  At December 31, 2013, the convertible advance had a balance of $235,000.   Accrued interest related to this advance was $12,987 at December 31, 2013 and is included in accounts payable and accrued expenses on the balance sheet.

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

Critical Accounting Policies

Cash and Cash Equivalents

The Company considers all investments with a maturity date of three months or less when purchased to be cash equivalents.  There were no cash equivalents at December 31, 2013 or 2012.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 13, "Revenue Recognition" and Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") 605-15-25, "Revenue Recognition".  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.  For the years ended December 31, 2013 and 2012, and the period from inception to December 31, 2013, the Company did not report any revenues.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of Global Green, Inc. for the two-years ended December 31, 2013 and 2012 and for the period from Inception through December 31, 2013 starting on page 30.

GLOBAL GREEN, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS
AND INDEPENDENT AUDITORS' REPORT

DECEMBER 31, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Global Green, Inc.

We have audited the accompanying consolidated balance sheets of Global Green, Inc. (a development stage company) and its wholly owned subsidiary (together, the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended and the cumulative period from July 12, 2004 (inception) to December 31, 2013. These financial statements are the responsibility of the Global Green, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Green, Inc., as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended and the cumulative period from July 12, 2004 (inception) to December 31, 2013, in conformity with generally accepted accounting principles in effect in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses and negative cash flows since inception.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion on the financial statements is not modified with respect to this matter.

/s/ Accell Audit & Compliance, P.A.

Tampa, Florida
March 24, 2014

4868 West Gandy Boulevard • Tampa, Florida 33611 • 813.440.6380

Global Green, Inc.
 (A Development Stage Company)
Consolidated Balance Sheets
December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$113,532	$4,027
Travel advances to officer	6,000	-
Prepaid expenses	750	1,125
Total current assets	120,282	5,152

Intangible asset, net	5,795	6,131

Total assets	$126,077	$11,283

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$25,928	$30,180
Due to shareholders	500	500
Total current liabilities	26,428	30,680

Convertible advance- related party (see Note 7)	235,000	-

Total liabilities	261,428	30,680

Shareholders' deficit:
Preferred stock; no par value; 100,000,000	-	-
shares authorized; no shares outstanding at
December 31, 2013 and 2012
Common stock; $.00001 par value; 3,000,000,000	7,458	7,458
shares authorized; 745,761,432 shares issued and
outstanding at December 31, 2013 and 2012
Additional paid in capital	285,573	285,573
Deficit accumulated during the development stage	(428,382)	(312,428)

Total shareholders' deficit	(135,351)	(19,397)

Total liabilities and shareholders' deficit	$126,077	$11,283

 See accompanying notes to the consolidated financial statements and Report of Independent Registered Public Accounting Firm.

Global Green, Inc.
 (A Development Stage Company)
Consolidated Statement of Operations
For the Periods Ended December 31, 2013 and 2012
and the Period from Inception (July 12, 2004) to December 31, 2013

	December 31, 2013	December 31, 2012	Inception to December 31, 2013

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative	44,574	23,290	74,599
Professional fees	33,166	76,518	160,168
Investor Relations	23,231	-	23,231
Interest expense (see Note 7)	12,987	-	12,987
Stock transfer agent fees	1,570	4,681	8,172
Amortization	336	336	1,036
Bank fees	90	75	189
Consulting fees	-	10,000	10,200
Testing for U.S. Department of Agriculture's approval	-	-	137,800
Total operating expenses	115,954	114,900	428,382

NET LOSS	$(115,954)	$(114,900)	$(428,382)

Net loss per share applicable to common stockholders — basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	745,761,432	745,761,432

 See accompanying notes to the consolidated financial statements and Report of Independent Registered Public Accounting Firm.

Global Green, Inc.
(A Development Stage Company)
Consolidated Statement of Shareholders' Deficit
For the Period from Inception (July 12, 2004) to December 31, 2013

				Accumulated
				During the	Total
	Common	Common	Additional	Development	Shareholders'
	Shares	Stock	Paid in Capital	Stage	Deficit

INCEPTION, July 12, 2004	-	$-	$-	$-	$-

Share issuance, September 2004	3,141,597	314	(314)	-	-

BALANCE, December 31, 2004	3,141,597	314	(314)	-	-

BALANCE, December 31, 2005	3,141,597	314	(314)	-	-

BALANCE, December 31, 2006	3,141,597	314	(314)	-	-

BALANCE, December 31, 2007	3,141,597	314	(314)	-	-

BALANCE, December 31, 2008	3,141,597	314	(314)	-	-

BALANCE, December 31, 2009	3,141,597	314	(314)	-	-

Recapitalization due to 10 to 1 stock split	28,274,370	-	-	-	-
Stock based compensation	20,000,000	200	-	-	200
Share issuance	683,097,847	6,831	-	-	6,831

Net loss	-	-	-	(5,728)	(5,728)

BALANCE, December 31, 2010	734,513,814	7,345	(314)	(5,728)	1,303

Share issuance	11,247,618	113	285,887	-	286,000

Net loss	-	-	-	(191,800)	(191,800)

BALANCE, December 31, 2011	745,761,432	7,458	285,573	(197,528)	95,503

Net loss	-	-	-	(114,900)	(114,900)

BALANCE, December 31, 2012	745,761,432	7,458	285,573	(312,428)	(19,397)

Net loss	-	-	-	(115,954)	(115,954)

BALANCE, December 31, 2013	745,761,432	$7,458	$285,573	$(428,382)	$(135,351)

See accompanying notes to the consolidated financial statements and Report of Independent Registered Public Accounting Firm.

Global Green, Inc.
 (A Development Stage Company)
Consolidated Statement of Cash Flows
For the Periods Ended December 31, 2013 and 2012
and the Period from Inception (July 12, 2004) to December 31, 2013

	December 31, 2013	December 31, 2012	Inception to December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(115,954)	$(114,900)	$(428,382)
Adjustments to reconcile net loss to net cash
from operating activities:
Amortization	336	336	1,036
Stock based compensation	-	-	200
Change in assets and liabilities:
Travel advances to officer	(6,000)	-	(6,000)
Prepaid expenses	375	2,063	(750)
Accounts payable and accrued expenses	(4,252)	13,168	25,928
Due to shareholders	-	-	500
Net cash from operating activities	(125,495)	(99,333)	(407,468)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance	-	-	286,000
Proceeds from convertible advance - related party, net	235,000	-	235,000
Net cash from financing activities	235,000	-	521,000

NET CHANGE IN CASH	109,505	(99,333)	113,532
CASH, beginning of period	4,027	103,360	-
CASH, end of period	$113,532	$4,027	$113,532

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Common stock issued for acquisition of
Global Green International, Inc.	$-	$-	$6,831

See accompanying notes to the consolidated financial statements and Report of Independent Registered Public Accounting Firm.

Global Green, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

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
These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  As of December 31, 2013, the Company has incurred net losses of $428,382 since inception (July 12, 2004).

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
December 31, 2013 and 2012

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

Cash and Cash Equivalents
The Company considers all investments with a maturity date of three months or less when purchased to be cash equivalents.  There were no cash equivalents at December 31, 2013 and 2012.

Revenue Recognition
The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and ASC 605-15-25, Revenue Recognition.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues from inception to December 31, 2013.

Earnings Per Share
The Company has adopted ASC 260-10-50, Earnings Per Share, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at December 31, 2013 and 2012.

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
December 31, 2013 and 2012

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013 and December 31, 2012.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include cash, accounts payable, accrued expenses and advance.

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
December 31, 2013 and 2012

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

Management has evaluated tax positions in accordance with ASC 740, Income Taxes, and has not identified any significant tax positions, other than those disclosed.

Subsequent Events
In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events through March 24, 2013, the date the financial statements were available for issue.

NOTE 4                    INTANGIBLE ASSET
The Company accounts for its intangible asset in accordance FASB ASC 350 Intangibles—Goodwill and Other.  The intangible assets consist of the Licensing Agreement and is carried at an allocated cost, less accumulated amortization.  The Licensing Agreement was executed on November 29, 2010 between NHIL and GGII, before the Company acquired the 100% ownership of GGII as described in Note 1. The provisions in the License Agreement include the Company's responsibilities to protect the Vaccine information and to assume financial responsibilities for the acquisition of USDA approval of the Vaccine.  The License Agreement has no expiration date, but is being amortized over the 20 year legal life of the related patent. As the effective control over GGII did not change after acquisition by the Company, in accordance with ASC 805, Business Combinations, the License Agreement is consolidated at the book value.

Components of intangible assets at the periods ended are as follows:

	December 31, 2013	December 31, 2012

License agreement	$6,831	$6,831
Accumulated amortization	(1,036)	(700)

	$5,795	$6,131

Global Green, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 5                  TAXES
The components of income tax expense for the periods ended are as follows:
	December 31, 2013	December 31, 2012	Inception to December 31, 2013 (unaudited)

Current tax benefit	$(43,599)	$(43,202)	$(161,073)
Change in valuation allowance	43,599	43,202	161,073

	$-	$-	$-

The difference between income tax expense computed by applying the statutory federal income tax rate to earnings before taxes for the periods ended are as follows:

	December 31, 2013	December 31, 2012	Inception to December 31, 2013 (unaudited)

Pretax loss at federal statutory rate	$(39,425)	$(39,066)	$(145,652)
State income benefit, net of federal benefit	(4,174)	(4,136)	(15,421)
Change in valuation allowance	43,599	43,202	161,073

	$-	$-	$-

The components of deferred taxes are as follows:
	December 31, 2013	December 31, 2012
Deferred income tax assets:
Operating loss carryforwards	$161,073	$117,474
Less: Valuation allowance	(161,073)	(117,474)

Net deferred tax asset	$-	$-

At December 31, 2013 and 2012, a valuation allowance was established for the entire amount of the net deferred tax asset as the realization of the deferred tax asset is dependent on future taxable income.

At December 31, 2013, the Company had net operating loss carryforwards for tax purposes of $428,362 which will expire beginning in 2031, if not previously utilized.

Global Green, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 6                 EQUITY
In April 2010, the Company authorized the issuance of up to 100,000,000 shares of Preferred Stock at no par value.  As of December 31, 2013 and December 31, 2012, no shares are issued or outstanding.

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

NOTE 7                   RELATED PARTY TRANSACTIONS AND COMMITMENTS
On January 15, 2013 the Company entered into a convertible advance with the Company's Chief Executive Officer and Chairman. The convertible advance, with a face value of $300,000, bears interest at 5% per annum and matures on January 31, 2015. The convertible advance is convertible, at the holder's option, into the Company's common or preferred shares based on the value of the shares at the execution date of the advance.  The convertible advance is valued at the greater of the face value of the advance or the fair value of the shares, if converted.  At December 31, 2013, the convertible advance was recorded at $235,000.  Accrued interest related to this advance was $12,987 and $0 at December 31, 2013 and 2012, respectively, and is included in accounts payable and accrued expenses on the balance sheet.

Through its wholly-owned subsidiary, GGII, the Company has exclusive rights to the Licensing Agreement with NHIL, the Company's majority shareholder.  In accordance with this agreement, GGII assumes the financial responsibility for the acquisition and maintenance of all patents, as well as USDA's approval of the Vaccine.

NOTE 8              CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation.  When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450-20-50, Contingencies.  The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome.  If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals.  As of December 31, 2013, the Company is not aware of any contingent liabilities that should be reflected in the accompanying financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures (as defined in Rule 13(a) – 15(e)) are controls and procedures that are designed to ensure that information required to be disclosed by a public company in the reports that if files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2013, the Chief Executive Officer/Principal Accounting Officer has founds such controls and procedures to be ineffective as discussed further below.

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

Our Chief Executive Office/Principal Accounting Officer has concluded that our internal controls over financial reporting were ineffective as of December 31, 2013, due to the existence of the material weaknesses noted above that we have yet to fully remediate.

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

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position	Term

Dr. Mehran P. Ghazvini, DC	49	President, CEO, CFO, Treasurer and Chairman	Annual

Dr. Rene' M. Reed, DC	66	Vice President/Secretary and Director	Annual

Dr. Konky Sotomayor, DVM	57	Vice President – Research & Development and Director	Annual

Dr. Mehran P. Ghazvini, DC, President, CEO, CFO, Treasurer and Chairman of the Board:

Dr. Ghazvini has been President, CEO, CFO, Treasurer and Chairman of the Board of Global Green, Inc. since December 2010.  He has been a doctor of Chiropractic in his own practice, Premier Health Clinic & Rehab of Tallahassee, since 1997.  Dr. Ghazvini's education background includes:

•	Bachelor of Science, University of New York 1994
•	Doctor of Chiropractic – Life University 1995
•	Doctor of Naturopathic Medicine – Florida College of Integrated Medicine 2003

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

Dr. Rene' M. Reed, DC, Vice President, Secretary and Director:

Dr. Reed has been Vice President, Secretary and Director of the Company since December 2010.  Dr. Reed has been in private practice since 1979 as Dr. Rene' M. Reed, DC, DABCO, NMD. Dr. Reed attended the University of Central Florida (formerly Florida Technological University), where he earned his BS in Business Administration – 1972.   Dr. Reed's professional qualifications and postgraduate studies include:

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

(Rest of the Page Intentionally Left Blank)

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the fact that officers received a cash salary during the last three fiscal years. The following table sets forth this information by the Company including salary, bonus and certain other compensation to the Company's Chief Executive Officer and named executive officers for the years ended December 31, 2013, 2012 and 2011.

SUMMARY EXECUTIVES COMPENSATION TABLE

Name & Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Dr. Mehran P. Ghazvini, DC, President, CEO, CFO, Treasurer	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

Dr. Rene' M. Reed, DC, Vice- President &	2013	0	0	0	0	0	0	0	0
Secretary	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

Dr. Konky Sotomayor, VP of R&D	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

Drs. Ghazvini, Reed and Sotomayor do not have employment agreements with the Company nor do they receive compensation for their services from the Company or from the Company's majority shareholder, NHIL.

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executive Compensation Table" during the year ended December 31, 2013:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Dr. Mehran P. Ghazvini, DC	0	0	0	0	0	0	0

Dr. Rene' M. Reed, DC	0	0	0	0	0	0	0

Dr. Konky Sotomayor, DVM	0	0	0	0	0	0	0

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

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Global Green does not have a stock option plan as of the date of this filing.  There was no grant of stock options to the Chief Executive Officer and other named executive officers during the fiscal years ended December 31, 2013 and 2012.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of Global Greens' outstanding common stock by:
•	each person who is known by the Company to be the beneficial owner of five percent (5%) or more of the Company's common stock;
•	Global Green's Chief Executive Officer, its other executive officers, and each director as identified in the "Management — Executive Compensation" section; and
•	all of the Company's directors and executive officers as a group.
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

There are currently 3,000,000,000 common shares authorized of which 745,761,432 are outstanding at December 31, 2013.

The following sets forth information with respect to our common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group as of December 31, 2013.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class

Common shares	Dr. Mehran P. Ghazvini, President, DC, CEO, CFO, Treasurer and Director (2)	601,337,057	80.63%

Common shares	Dr. Rene' M. Reed, DC, Vice President, Secretary and Director (2)	601,337,057	80.63%

Common shares	Dr. Konky Sotomayor, DVM Vice President Research & Development and Director (2)	601,337,507	80.63%

Common shares	Nutritional Health Institute Laboratories (2)	601,337,057	80.63%

All Directors and Executive Officers as a Group (2 persons)		601,337,057 (2)	80.63%

(1) Address is c/o Global Green, Inc., 2820 Remington Green Circle, Tallahassee, Florida 32308.
(2)  Dr. Mehran P. Ghazvini, DC, Dr. Rene' M. Reed, DC and Dr. Konky Sotomayor, DVM are either  officers,  directors and/or  beneficial  shareholders of Nutritional Health Institute  Laboratories and they disavow any beneficial  ownership in the equity in NHIL held by family trusts. Nutritional Health Institute Laboratories holds 601,337,057 shares of common stock directly.

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

At December 31, 2013 and 2012, the amounts due to related parties were $235,000 and $500, respectively.

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

In January 2013, the Company entered into a convertible advance with the Company's Chief Executive Officer and Chairman, Dr. Ghazvini. The convertible advance with a face value of $300,000, bears interest at 5% per annum and is payable on demand. The convertible advance is convertible, at the holder's option, into the Company's common or preferred shares based on the value of the shares at the execution date of the advance.  At December 31, 2013, the convertible advance had a balance of $253,000.   Accrued interest related to this advance was $12,987 at December 31, 2013 and is included in accounts payable and accrued expenses on the balance sheet.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

GENERAL. Accell Audit & Compliance, P.A. ("Accell") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining Accell's independence.  The engagement of our independent registered public accounting firm was approved by our of our board directors prior to the start of the audit of our consolidated financial statements for the year ended December 31, 2013 and 2012.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2013 and 2012 by Accell.

	Year Ended December 31,
	2013	2012
Audit Fees	$4,500	$3,000

Audit-related Fees	$5,250	$5,250

Tax Fees	$0	$0

All Other Fees	$0	$0

Total Fees	$9,750	$8,250

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
(1)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GREEN, INC.

/s/ Mehran P. Ghazvini	March 31, 2014
Dr. Mehran P. Ghazvini, DC
(Chief Executive Officer/Principal Executive Officer & Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mehran P. Ghazvini	March 31, 2014
Dr. Mehran P. Ghazvini, DC, Chairman of the Board of Directors

/s/ Rene M. Reed	March 31, 2014
Dr. Rene' M. Reed, DC, Director

/s/ Konky Sotomayer	March 31, 2014
Dr. Konky Sotomayor, DVM, Director