Form 10-Q
period 2014-03-31
GLOBAL GREEN INC.
filed 2014-05-14
CIK 1522724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________

FORM 10Q
_________________
(Mark One)

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[  ]                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 333-174853

GLOBAL GREEN, INC.
(Exact name of registrant as specified in its charter)

Florida	20-1515998
(State of Incorporation)	(IRS Employer ID Number

2820 Remington Green Circle, Tallahassee, Florida 32308
(Address of principal executive offices)

(850) 597-7906
(Registrant's Telephone number)

 (Former Address and phone of principal executive offices)

Indicate by check mark  whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  past 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2)  has  been  subject  to the  filing requirements for the past 90 days. Yes [X]No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [X]No [  ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of  May 13, 2014, there were 745,761,432 shares of the registrant's common stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

Global Green, Inc.
 (A Development Stage Company)
Consolidated Balance Sheets
March 31, 2014 and December 31, 2013

	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$73,620	$113,532
Travel advances to officer	2,000	6,000
Prepaid expenses	750	750
Total current assets	76,370	120,282

Intangible asset, net	5,711	5,795

Total assets	$82,081	$126,077

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$18,169	$25,928
Due to shareholders	500	500
Total current liabilities	18,669	26,428

Convertible advance- related party (see Note 7)	219,000	235,000

Total liabilities	237,669	261,428

Shareholders' deficit:
Preferred stock; no par value; 100,000,000	-	-
shares authorized; no shares outstanding at
March 31, 2014 and December 31, 2013
Common stock; $.00001 par value; 3,000,000,000	7,458	7,458
shares authorized; 745,761,432 shares issued and
outstanding at March 31, 2014 and December 31, 2013
Additional paid in capital	285,573	285,573
Deficit accumulated during the development stage	(448,619)	(428,382)

Total shareholders' deficit	(155,588)	(135,351)

Total liabilities and shareholders' deficit	$82,081	$126,077

 See accompanying notes to the consolidated financial statements

Global Green, Inc.
 (A Development Stage Company)
Consolidated Statement of Operations
For the Three Months Ended March 31, 2014 and 2013
and the Period from Inception (July 12, 2004) to March 31, 2014
(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Inception to March 31, 2014

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative	4,676	4,033	79,275
Professional fees	9,027	9,939	169,195
Investor Relations	3,000	-	26,231
Interest expense (see Note 7)	3,000	3,750	15,987
Stock transfer agent fees	450	600	8,622
Amortization	84	84	1,120
Bank fees	-	26	189
Consulting fees	-	-	10,200
Testing for U.S. Department of Agriculture's approval	-	-	137,800
Total operating expenses	20,237	18,432	448,619

NET LOSS	$(20,237)	$(18,432)	$(448,619)

Net loss per share applicable to common stockholders — basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	745,761,432	745,761,432

 See accompanying notes to the consolidated financial statements

Global Green, Inc.
(A Development Stage Company)
Consolidated Statement of Shareholders' Deficit
For the Period from Inception (July 12, 2004) to March 31, 2014
(Unaudited)

				Accumulated
				During the	Total
	Common	Common	Additional	Development	Shareholders'
	Shares	Stock	Paid in Capital	Stage	Deficit

INCEPTION, July 12, 2004	-	$-	$-	$-	$-

Share issuance, September 2004	3,141,597	314	(314)	-	-

BALANCE, December 31, 2004	3,141,597	314	(314)	-	-

BALANCE, December 31, 2005	3,141,597	314	(314)	-	-

BALANCE, December 31, 2006	3,141,597	314	(314)	-	-

BALANCE, December 31, 2007	3,141,597	314	(314)	-	-

BALANCE, December 31, 2008	3,141,597	314	(314)	-	-

BALANCE, December 31, 2009	3,141,597	314	(314)	-	-

Recapitalization due to 10 to 1 stock split	28,274,370	-	-	-	-
Stock based compensation	20,000,000	200	-	-	200
Share issuance	683,097,847	6,831	-	-	6,831

Net loss	-	-	-	(5,728)	(5,728)

BALANCE, December 31, 2010	734,513,814	7,345	(314)	(5,728)	1,303

Share issuance	11,247,618	113	285,887	-	286,000

Net loss	-	-	-	(191,800)	(191,800)

BALANCE, December 31, 2011	745,761,432	7,458	285,573	(197,528)	95,503

Net loss	-	-	-	(114,900)	(114,900)

BALANCE, December 31, 2012	745,761,432	7,458	285,573	(312,428)	(19,397)

Net loss	-	-	-	(115,954)	(115,954)

BALANCE, December 31, 2013	745,761,432	7,458	285,573	(428,382)	(135,351)

Net loss	-	-	-	(20,237)	(20,237)

BALANCE, March 31, 2014	745,761,432	$7,458	$285,573	$(448,619)	$(155,588)

See accompanying notes to the consolidated financial statements

Global Green, Inc.
 (A Development Stage Company)
Consolidated Statements of Cash Flows
March 31, 2014
(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Inception to March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,237)	$(18,432)	$(448,619)
Adjustments to reconcile net loss to net cash
from operating activities:
Amortization	84	84	1,120
Stock based compensation	-	-	200
Change in assets and liabilities:
Travel advances to officer	4,000	-	(2,000)
Prepaid expenses	-	375	(750)
Accounts payable and accrued expenses	(7,759)	(22,991)	18,169
Due to shareholders	-	-	500
Net cash from operating activities	(23,912)	(40,964)	(431,380)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance	-	-	286,000
Proceeds from convertible advance - related party, net	(16,000)	300,000	219,000
Net cash from financing activities	(16,000)	300,000	505,000

NET CHANGE IN CASH	(39,912)	259,036	73,620
CASH, beginning of period	113,532	4,027	-
CASH, end of period	$73,620	$263,063	$73,620

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Common stock issued for acquisition of
Global Green International, Inc.	$-	$-	$6,831

 See accompanying notes to the consolidated financial statements

Global Green, Inc.
 (A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2014
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
These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  As of March 31, 2014, the Company has incurred net losses of $448,619 since inception (July 12, 2004).

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

Global Green, Inc.
 (A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

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

Cash and Cash Equivalents
The Company considers all investments with a maturity date of three months or less when purchased to be cash equivalents.  There were no cash equivalents at March 31, 2014 and December 31, 2013.

Revenue Recognition
The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and ASC 605-15-25, Revenue Recognition.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues from inception to March 31, 2014.

Earnings Per Share
The Company has adopted ASC 260-10-50, Earnings Per Share, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at March 31, 2014 and December 31, 2013.

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

Global Green, Inc.
 (A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014 and December 31, 2013.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include cash, accounts payable, accrued expenses and advance.

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

Global Green, Inc.
 (A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

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

Subsequent Events
In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events through May 13, 2014, the date the financial statements were available for issue.

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

Components of intangible assets at the periods ended are as follows:

	March 31, 2014	December 31, 2013

License agreement	$6,831	$6,831
Accumulated amortization	(1,120)	(1,036)

	$5,711	$5,795

Global Green, Inc.
 (A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

NOTE 5                    TAXES
The components of income tax expense for the periods ended are as follows:

	March 31, 2014	December 31, 2013	Inception to March 31, 2014

Current tax benefit	$(7,609)	$(43,599)	$(168,682)
Change in valuation allowance	7,609	43,599	168,682

	$-	$-	$-

The difference between income tax expense computed by applying the statutory federal income tax rate to earnings before taxes for the periods ended are as follows:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Inception to March 31, 2014

Pretax loss at federal statutory rate	$(6,881)	$(39,425)	$(152,533)
State income benefit, net of federal benefit	(729)	(4,174)	(16,150)
Change in valuation allowance	7,609	43,599	168,682

	$(1)	$-	$(1)

The components of deferred taxes are as follows:

	March 31, 2014	December 31, 2013
Deferred income tax assets:
Operating loss carryforwards	$168,682	$161,073
Less: Valuation allowance	(168,682)	(161,073)

Net deferred tax asset	$-	$-

At March 31, 2014 and December 31, 2013, a valuation allowance was established for the entire amount of the net deferred tax asset as the realization of the deferred tax asset is dependent on future taxable income.

At March 31, 2014, the Company had net operating loss carryforwards for tax purposes of $448,619 which will expire beginning in 2031, if not previously utilized.

Global Green, Inc.
 (A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

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

NOTE 7                    RELATED PARTY TRANSACTIONS AND COMMITMENTS
On January 15, 2013 the Company entered into a revolving convertible advance with the Company's Chief Executive Officer and Chairman. The convertible advance, with a face value of $300,000, bears interest at 5% per annum and matures on January 31, 2015. The convertible advance is convertible, at the holder's option, into the Company's common or preferred shares based on the value of the shares at the execution date of the advance.  The convertible advance is valued at the greater of the face value of the advance or the fair value of the shares, if converted.  At March 31, 2014 and December 31, 2013, the convertible advance was recorded at $219,000 and $235,000, respectively.  Accrued interest related to this advance was $15,987 and $12,987 at March 31, 2014 and December 31, 2013, respectively, and is included in accounts payable and accrued expenses on the balance sheet.

Through its wholly-owned subsidiary, GGII, the Company has exclusive rights to the Licensing Agreement with NHIL, the Company's majority shareholder.  In accordance with this agreement, GGII assumes the financial responsibility for the acquisition and maintenance of all patents, as well as USDA's approval of the Vaccine.

NOTE 8                  CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation.  When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450-20-50, Contingencies.  The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome.  If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals.  As of March 31, 2014, the Company is not aware of any contingent liabilities that should be reflected in the accompanying financial statements.

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

PLAN OF OPERATIONS

We had no operations prior to January 2009 and we did not have any revenues during the quarter ended March 31, 2014 nor the fiscal years ended December 31, 2013 and 2012. We have minimal capital, minimal cash, and only our intangible assets consist of our patents and patent applications, business plan, relationships and contacts. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.

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

In September 2013, the Company announced the signing of an agreement with Merial Ltd., the Animal Health Division of Sanofi, to conduct an internal evaluation of the Company's patented Salmogenics vaccine technology. At the conclusion of the evaluation, Merial has the first option to enter into a license agreement with the Company for the manufacture, distribution, and sale of the vaccine. Details of the evaluation agreement are confidential.  On May 7, 2014, the Company announced that the agreement had been extended for 90-days.At the time of this filing, the evaluation with Merial is ongoing.

In January 2013, the Company entered into a convertible advance with the Company's Chief Executive Officer and Chairman, Dr. Ghazvini. The convertible advance with a face value of $300,000, bears interest at 5% per annum and is payable on demand. The convertible advance is convertible, at the holder's option, into the Company's common or preferred shares based on the value of the shares at the execution date of the advance. During the three months ended March 31, 2014, the Company made a $16,000 payment on the advance.

At March 31, 2014 and December 31, 2013, the convertible advance was recorded at $219,000 and $235,000, respectively.  Accrued interest related to this advance was $15,987 and $12,987 at March 31, 2014 and December 31, 2013, respectively, and is included in accounts payable and accrued expenses on the balance sheet.

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

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

During the three months ended March 31, 2014 and 2013, the Company did not recognize any revenues from it operational activities.  Management does not anticipate recognizing any revenues from the sale of the Salmogenic vaccine, until the final approval of the USDA has been granted and that time the Company will be able to begin sales and marketing efforts.

During the three months ended March 31, 2014, the Company incurred operational expenses of $20,237.  During the three months ended March 31, 2013, the Company incurred operational expenses of $18,432.  The increase of $1,805 was primarily a result of a $643 increase in general and administrative expenses combined with a $3,000 increase in investor relations offset by a $750 decrease in interest expense.  The increase in general and administrative expenses was a result of the Company's efforts regarding the vaccine, but also its focus on increasing public awareness of the Company.

 During the three months ended March 31, 2014, the Company recognized a net loss of $20,237 compared to a net loss of $18,432 during the three months ended March 31, 2013.  The increase of $1,805 was a direct result of the expenses discussed above.

LIQUIDITY

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2013, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

At March 31, 2014, the Company had total current assets of $76,370, consisting of $73,620 in cash and prepaid expenses of $750 and $2,000 travel advances to officers.  At March 31, 2014, total current liabilities were $18,669, consisting of $18,169 in accounts payable and accrued expenses and $500 due to shareholders.  At March 31, 2014, the Company had working capital of $57,701.

During the three months ended March 31, 2014, the Company used $23,912 in funds in it operational activities.  During the three months ended March 31, 2014, the Company recognized a net loss of $20,237 which was adjusted for $84 in amortization expense.  During the three months ended March 31, 2013, the Company used $40,964 in its operations, a net loss of $18,432 was adjusted for the non-cash item of $84 in amortization expense.

During the three months ended March 31, 2014, the Company used $16,000 in its financing activities, making a payment on the outstanding convertible advance made by its Chief Executive Officer and Chairman, discussed below.

On January 15, 2013 the Company entered into a revolving convertible advance with the Company's Chief Executive Officer and Chairman. The convertible advance, with a face value of $300,000, bears interest at 5% per annum and matures on March 31, 2015. The convertible advance is convertible, at the holder's option, into the Company's common or preferred shares based on the value of the shares at the execution date of the advance.  The convertible advance is valued at the greater of the face value of the advance or the fair value of the shares, if converted.  At March 31, 2014 and December 31, 2013, the convertible advance was recorded at $219,000 and $235,000, respectively.  Accrued interest related to this advance was $15,987 and $12,987 at March 31, 2014 and December 31, 2013, respectively, and is included in accounts payable and accrued expenses on the balance sheet.

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

Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and FASB ASC 605-15-25, Revenue Recognition.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues from inception to March 31, 2014.

Earnings Per Share

The Company has adopted ASC 260-10-50, Earnings Per Share, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at March 31, 2014 or March 31, 2013.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of December 31, 2013 through March 31, 2014, the Company did not make any issuances of its equity securities.

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

GLOBAL GREEN, INC.
(Registrant)

Dated: May 13, 2014	By: __/s/ Mehran P. Ghazvini_____________________________________
Dr. Mehran P. Ghazvini, DC
(Principal Executive Officer, Chief Financial Officer and Principal Accounting Officer)