Form 10-Q
period 2014-06-30
GLOBAL GREEN INC.
filed 2014-08-12
CIK 1522724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________

FORM 10Q
_________________
(Mark One)

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark  whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  past 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2)  has  been  subject  to the  filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of  August 11, 2014, there were 745,761,432 shares of the registrant's common stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

Global Green, Inc.
 (A Development Stage Company)
Consolidated Balance Sheets
June 30, 2014 and December 31, 2013

	June 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$43,197	$113,532
Travel advances to officer	2,000	6,000
Prepaid expenses	-	750
Total current assets	45,197	120,282

Intangible asset, net	5,627	5,795

Total assets	$50,824	$126,077

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$29,057	$25,928
Due to shareholders	500	500
Convertible advance- related party (see Note 7)	196,000	235,000

Total liabilities	225,557	261,428

Shareholders' deficit:
Preferred stock; no par value; 100,000,000	-	-
shares authorized; no shares outstanding at
June 30, 2014 or December 31, 2013
Common stock; $.00001 par value; 3,000,000,000	7,458	7,458
shares authorized; 745,761,432 shares issued and
outstanding at June 30, 2014 or December 31, 2013
Additional paid in capital	285,573	285,573
Deficit accumulated during the development stage	(467,764)	(428,382)

Total shareholders' deficit	(174,733)	(135,351)

Total liabilities and shareholders' deficit	$50,824	$126,077

 See accompanying notes to the consolidated financial statements

Global Green, Inc.
 (A Development Stage Company)
Consolidated Statement of Operations
For the Six and Three Months Ended June 30, 2014 and 2013
and the Period from Inception (July 12, 2004) to June 30, 2014

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Inception to June 30, 2014

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	12,891	15,022	3,864	17,892	173,059
Testing for U.S. Department of Agriculture's approval	-	-	-	-	137,800
General and administrative	8,073	27,660	3,397	10,818	82,672
Investor relations	6,000	-	3,000	-	29,231
Interest expense (see Note 7)	5,600	7,500	2,600	3,750	18,587
Consulting fees	-	-	-	-	10,200
Stock transfer agent fees	1,650	1,085	450	485	9,822
Vaccine testing	5,000	-	5,000	-	5,000
Amortization	168	168	84	84	1,204
Bank fees	-	51	-	25	189
Total operating expenses	39,382	51,486	18,395	33,054	467,764

NET LOSS	$(39,382)	$(51,486)	$(18,395)	$(33,054)	$(467,764)

Net loss per share applicable to common stockholders — basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	745,761,432	745,761,432	745,761,432	745,761,432

 See accompanying notes to the consolidated financial statements

Global Green, Inc.
(A Development Stage Company)
Consolidated Statement of Shareholders' Deficit
For the Period from Inception (July 12, 2004) to June 30, 2014

				Accumulated
				During the	Total
	Common	Common	Additional	Development	Shareholders'
	Shares	Stock	Paid in Capital	Stage	Deficit

INCEPTION, July 12, 2004	-	$-	$-	$-	$-

Share issuance, September 2004	3,141,597	314	(314)	-	-

BALANCE, December 31, 2004	3,141,597	314	(314)	-	-

BALANCE, December 31, 2005	3,141,597	314	(314)	-	-

BALANCE, December 31, 2006	3,141,597	314	(314)	-	-

BALANCE, December 31, 2007	3,141,597	314	(314)	-	-

BALANCE, December 31, 2008	3,141,597	314	(314)	-	-

BALANCE, December 31, 2009	3,141,597	314	(314)	-	-

Recapitalization due to 10 to 1 stock split	28,274,370	-	-	-	-
Stock based compensation	20,000,000	200	-	-	200
Share issuance	683,097,847	6,831	-	-	6,831

Net loss	-	-	-	(5,728)	(5,728)

BALANCE, December 31, 2010	734,513,814	7,345	(314)	(5,728)	1,303

Share issuance	11,247,618	113	285,887	-	286,000

Net loss	-	-	-	(191,800)	(191,800)

BALANCE, December 31, 2011	745,761,432	7,458	285,573	(197,528)	95,503

Net loss	-	-	-	(114,900)	(114,900)

BALANCE, December 31, 2012	745,761,432	7,458	285,573	(312,428)	(19,397)

Net loss	-	-	-	(115,954)	(115,954)

BALANCE, December 31, 2013	745,761,432	7,458	285,573	(428,382)	(135,351)

Net loss	-	-	-	(39,382)	(39,382)

BALANCE, June 30, 2014	745,761,432	$7,458	$285,573	$(467,764)	$(174,733)

See accompanying notes to the consolidated financial statements

Global Green, Inc.
 (A Development Stage Company)
Consolidated Statement of Cash Flows
For the Periods Ended June 30, 2014 and 2013
and the Period from Inception (July 12, 2004) to June 30, 2014

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Inception to June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,382)	$(51,486)	$(467,764)
Adjustments to reconcile net loss to net cash
from operating activities:
Amortization	168	168	1,204
Stock based compensation	-	-	200
Change in assets and liabilities:
Travel advances to officer	4,000	-	(2,000)
Prepaid expenses	750	375	-
Accounts payable and accrued expenses	3,129	(10,538)	29,057
Due to shareholders	-	-	500
Net cash from operating activities	(31,335)	(61,481)	(438,803)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance	-	-	286,000
Proceeds from convertible advance - related party	-	300,000	300,000
Repayments on convertible advance - related party	(39,000)	-	(104,000)
Net cash from financing activities	(39,000)	300,000	482,000

NET CHANGE IN CASH	(70,335)	238,519	43,197
CASH, beginning of period	113,532	4,027	-
CASH, end of period	$43,197	$242,546	$43,197

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Common stock issued for acquisition of
Global Green International, Inc.	$-	$-	$6,831

See accompanying notes to the consolidated financial statements

Global Green, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2014
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
These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  As of June 30, 2014, the Company has incurred net losses of $467,764 since inception (July 12, 2004).

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
June 30, 2014
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

Cash and Cash Equivalents
The Company considers all investments with a maturity date of three months or less when purchased to be cash equivalents.  There were no cash equivalents at June 30, 2014 and December 31, 2013.

Revenue Recognition
The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and FASB ASC 605-15-25, Revenue Recognition.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues from inception to June 30, 2014.

Earnings Per Share
The Company has adopted ASC 260-10-50, Earnings Per Share, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at June 30, 2014 and December 31, 2013.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014 and December 31, 2013.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include cash, accounts payable, accrued expenses and advance.

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
June 30, 2014
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

Subsequent Events
In accordance with FASB ASC 855, Subsequent Events, the Company evaluated subsequent events through August 06, 2014, the date the financial statements were available for issue.

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

Components of intangible assets at the periods ended are as follows:

	June 30, 2014	December 31, 2013

License agreement	$6,831	$6,831
Accumulated amortization	(1,204)	(1,036)

	$5,627	$5,795

Global Green, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2014
(Unaudited)

NOTE 5                  TAXES

The components of income tax expense for the periods ended are as follows:

	June 30, 2014	June 30, 2013	Inception to June 30, 2014 (unaudited)

Current tax benefit	$(14,808)	$(19,359)	$(132,282)
Deferred tax expense (benefit)	-	-	-
Change in valuation allowance	14,808	19,359	132,282

	$-	$-	$-

The difference between income tax expense computed by applying the statutory federal income tax rate to earnings before taxes for the periods ended are as follows:

	June 30, 2014	June 30, 2013	Inception to June 30, 2014 (unaudited)

Pretax loss at federal statutory rate	$(13,390)	$(17,506)	$(119,617)
State income benefit, net of federal benefit	(1,418)	(1,853)	(12,665)
Change in valuation allowance	14,808	19,359	132,282

	$-	$-	$-

The components of deferred taxes are as follows:
	June 30, 2014	December 31, 2013
Deferred income tax assets:
Operating loss carryforwards	$132,282	$161,073
Less: Valuation allowance	(132,282)	(161,073)

Net deferred tax asset	$-	$-

At June 30, 2014 and December 31, 2013, a valuation allowance was established for the entire amount of the net deferred tax asset as the realization of the deferred tax asset is dependent on future taxable income.

At June 30, 2014, the Company had net operating loss carryforwards for tax purposes of $467,014, which will expire beginning in 2031, if not previously utilized.

Global Green, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2014
(Unaudited)

NOTE 6                  EQUITY
In April 2010, the Company authorized the issuance of up to 100,000,000 shares of Preferred Stock at no par value.  As of June 30, 2014 and December 31, 2013, no shares are issued or outstanding.

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

NOTE 7                  RELATED PARTY TRANSACTIONS AND COMMITMENTS
In January 2013, the Company entered into a convertible advance with the Company's Chief Executive Officer and Chairman. The convertible advance, with a face value of $300,000, bears interest at 5% per annum and is payable on demand. The convertible advance is convertible, at the holder's option, into the Company's common or preferred shares based on the value of the shares at the execution date of the advance.  The convertible advance is valued at the greater of the face value of the advance or the fair value of the shares, if converted.  At June 30, 2014 and December 31, 2013, the convertible advance, was recorded at $196,000 and $235,000, respectively.   Accrued interest related to this advance was $15,592 and $12,987 at June 30, 2014 and December 31, 2013, respectively, and is included in accounts payable and accrued expenses on the balance sheet.

Through its wholly-owned subsidiary, GGII, the Company has exclusive rights to the Licensing Agreement with NHIL, the Company's majority shareholder.  In accordance with this agreement, GGII assumes the financial responsibility for the acquisition and maintenance of all patents, as well as USDA's approval of the Vaccine.

NOTE 8               CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation.  When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies.  The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome.  If the Company determines than an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals.  As of June 30, 2014, the Company is not aware of any contingent liabilities that should be reflected in the accompanying financial statements.

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

PLAN OF OPERATIONS

We had no operations prior to January 2009 and we did not have any revenues during the quarter ended June 30, 2014 nor the fiscal years ended December 31, 2013 and 2012. We have minimal capital, minimal cash, and only our intangible assets consist of our patents and patent applications, business plan, relationships and contacts. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.

In March 2012, the Company completed its Final Efficacy Testing and submitted the results to the USDA and are awaiting a response from the USDA.  Our continuing plan of operations will be as follows:

Milestones

3rd Quarter 2014

•	Continuing Market Development
•	Awaiting completion of Merial evaluation.
•	Negotiating with NHIL for licensing agreements for new vaccines technologies.

4th Quarter 2014

•	Continuing Market Development
•	Awaiting completion of Merial evaluation.
•	Negotiating with NHIL for licensing agreements for new vaccine technologies.

1st Quarter 2015

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

In January 2013, the Company entered into a convertible advance with the Company's Chief Executive Officer and Chairman, Dr. Ghazvini. The convertible advance with a face value of $300,000, bears interest at 5% per annum and is payable on demand. The convertible advance is convertible, at the holder's option, into the Company's common or preferred shares based on the value of the shares at the execution date of the advance. During the six months ended June 30, 2014, the Company made a $39,000 payment on the advance.

At June 30, 2014 and December 31, 2013, the convertible advance was recorded at $196,000 and $235,000, respectively.  Accrued interest related to this advance was $15,592 and $12,987 at June 30, 2014 and December 31, 2013, respectively, and is included in accounts payable and accrued expenses on the balance sheet.

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

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

During the three months ended June 30, 2014 and 2013, the Company did not recognize any revenues from it operational activities.  Management does not anticipate recognizing any revenues from the sale of the Salmogenic vaccine, until the final approval of the USDA has been granted and that time the Company will be able to begin sales and marketing efforts.

During the three months ended June 30, 2014, the Company incurred operational expenses of $18,395.  During the three months ended June 30, 2013, the Company incurred operational expenses of $33,054.  The decrease of $14,659 was primarily a result of a $14,028 decrease in professional fees and a $7,421 decrease in general and administrative expenses combined with a $3,000 increase in investor relations and a $5,000 increase in vaccine testing.  The increase in vaccine and testing expenses was a result of the Company's efforts regarding the vaccine, but also its focus on increasing public awareness of the Company.

 During the three months ended June 30, 2014, the Company recognized a net loss of $18,395 compared to a net loss of $33,054 during the three months ended June 30, 2013.  The decrease of $14,659 was a direct result of the expenses discussed above.

For the Six  Months Ended June 30, 2014 Compared to the Six  Months Ended June 30, 2013

During the six months ended June 30, 2014 and 2013, the Company did not recognize any revenues from it operational activities.  Management does not anticipate recognizing any revenues from the sale of the Salmogenic vaccine, until the final approval of the USDA has been granted and that time the Company will be able to begin sales and marketing efforts.

During the six months ended June 30, 2014, the Company incurred operational expenses of $39,382.  During the six months ended June 30, 2013, the Company incurred operational expenses of $51,486.  The decrease of $12,104 was primarily a result of a $19,587 decrease in general and administrative expenses combined with a $2,131 decrease in professional fees offset by a$6,000 increase in investor relations and a $5,000 increase in vaccine testing.  The increase in vaccine and testing expenses was a result of the Company's efforts regarding the vaccine, but also its focus on increasing public awareness of the Company.

 During the six months ended June 30, 2014, the Company recognized a net loss of $39,382 compared to a net loss of $51,486 during the six months ended June 30, 2013.  The decrease of $12,104 was a direct result of the expenses discussed above.

LIQUIDITY

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2013, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

At June 30, 2014, the Company had total current assets of $45,197, consisting of $43,197 in cash and  $2,000 travel advances to officers.  At June 30, 2014, total current liabilities were $225,557, consisting of $29,057 in accounts payable and accrued expenses, $500 due to shareholders, and a Convertible advance to related party of $196,000.  At June 30, 2014, the Company had working capital deficit of $180,360.

During the six months ended June 30, 2014, the Company used $31,355 in funds in it operational activities.  During the six months ended June 30, 2014, the Company recognized a net loss of $39,382 which was adjusted for $168 in amortization expense.  During the six months ended June 30, 2013, the Company used $61,481 in its operations, a net loss of $51,486 was adjusted for the non-cash item of $84 in amortization expense.

During the six months ended June 30, 2014, the Company used $39,000 in its financing activities, making a payment on the outstanding convertible advance made by its Chief Executive Officer and Chairman, discussed below.

On January 15, 2013 the Company entered into a revolving convertible advance with the Company's Chief Executive Officer and Chairman. The convertible advance, with a face value of $300,000, bears interest at 5% per annum and matures on March 31, 2015. The convertible advance is convertible, at the holder's option, into the Company's common or preferred shares based on the value of the shares at the execution date of the advance.  The convertible advance is valued at the greater of the face value of the advance or the fair value of the shares, if converted.  At June 30, 2014 and December 31, 2013, the convertible advance was recorded at $196,000 and $235,000, respectively.  Accrued interest related to this advance was $15,592 and $12,987 at June 30, 2014 and December 31, 2013, respectively, and is included in accounts payable and accrued expenses on the balance sheet.

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

Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and FASB ASC 605-15-25, Revenue Recognition.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues from inception to June 30, 2014.

Earnings Per Share

The Company has adopted ASC 260-10-50, Earnings Per Share, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at June 30, 2014 or June 30, 2013.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of April 1, 2014 through June 30, 2014, the Company did not make any issuances of its equity securities.

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

GLOBAL GREEN, INC.
(Registrant)

Dated: August 11, 2014	By: /s/ Dr. Mehran P. Ghazvini, DC Dr. Mehran P. Ghazvini, DC (Principal Executive Officer, Chief Financial Officer and Principal Accounting Officer)