Form 10-Q
period 2014-09-30
GLOBAL GREEN INC.
filed 2014-11-14
CIK 1522724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________

FORM 10Q
_________________
(Mark One)

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of  November 10, 2014, there were 745,761,432 shares of the registrant's common stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

Global Green, Inc.
 (A Development Stage Company)
Consolidated Balance Sheets
September 30, 2014 and December 31, 2013
(unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$27,181	$113,532
Travel advances to officer	2,000	6,000
Prepaid expenses	-	750
Total current assets	29,181	120,282

Intangible asset, net	5,543	5,795

Total assets	$34,724	$126,077

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$27,059	$25,928
Due to shareholders	500	500
Convertible advance- related party (see Note 7)	195,000	235,000

Total liabilities	222,559	261,428

Shareholders' deficit:
Preferred stock; no par value; 100,000,000	-	-
shares authorized; no shares outstanding at
September 30, 2014 or December 31, 2013
Common stock; $.00001 par value; 3,000,000,000	7,458	7,458
shares authorized; 745,761,432 shares issued and
outstanding at September 30, 2014 or December 31, 2013
Additional paid in capital	285,573	285,573
Deficit accumulated during the development stage	(480,866)	(428,382)

Total shareholders' deficit	(187,835)	(135,351)

Total liabilities and shareholders' deficit	$34,724	$126,077

 See accompanying Notes to the Consolidated Financial Statements

Global Green, Inc.
 (A Development Stage Company)
Consolidated Statement of Operations
For the Nine and Three Months Ended September 30, 2014 and 2013
and the Period from Inception (July 12, 2004) to September 30, 2014
(unaudited)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Inception to September 30, 2014

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	17,931	30,516	5,040	15,494	178,099
Testing for U.S. Department of Agriculture's approval	-	-	-	-	137,800
General and administrative	10,013	48,533	1,940	20,873	84,612
Investor relations	9,000	-	3,000	-	32,231
Interest expense (see Note 7)	8,038	10,908	2,438	3,408	21,025
Consulting fees	-	-	-	-	10,200
Stock transfer agent fees	2,250	1,570	600	485	10,422
Vaccine testing	5,000	-	-	-	5,000
Amortization	252	252	84	84	1,288
Bank fees	-	51	-	-	189
Total operating expenses	52,484	91,830	13,102	40,344	480,866

NET LOSS	$(52,484)	$(91,830)	$(13,102)	$(40,344)	$(480,866)

Net loss per share applicable to common stockholders — basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	745,761,432	745,761,432	745,761,432	745,761,432

 See accompanying Notes to the Consolidated Financial Statements

Global Green, Inc.
(A Development Stage Company)
Consolidated Statement of Shareholders' Deficit
For the Period from Inception (July 12, 2004) to September 30, 2014
(unaudited)

				Accumulated
				During the	Total
	Common	Common	Additional	Development	Shareholders'
	Shares	Stock	Paid in Capital	Stage	Deficit

INCEPTION, July 12, 2004	-	$-	$-	$-	$-

Share issuance, September 2004	3,141,597	314	(314)	-	-

BALANCE, December 31, 2004	3,141,597	314	(314)	-	-

BALANCE, December 31, 2005	3,141,597	314	(314)	-	-

BALANCE, December 31, 2006	3,141,597	314	(314)	-	-

BALANCE, December 31, 2007	3,141,597	314	(314)	-	-

BALANCE, December 31, 2008	3,141,597	314	(314)	-	-

BALANCE, December 31, 2009	3,141,597	314	(314)	-	-

Recapitalization due to 10 to 1 stock split	28,274,370	-	-	-	-
Stock based compensation	20,000,000	200	-	-	200
Share issuance	683,097,847	6,831	-	-	6,831

Net loss	-	-	-	(5,728)	(5,728)

BALANCE, December 31, 2010	734,513,814	7,345	(314)	(5,728)	1,303

Share issuance	11,247,618	113	285,887	-	286,000

Net loss	-	-	-	(191,800)	(191,800)

BALANCE, December 31, 2011	745,761,432	7,458	285,573	(197,528)	95,503

Net loss	-	-	-	(114,900)	(114,900)

BALANCE, December 31, 2012	745,761,432	7,458	285,573	(312,428)	(19,397)

Net loss	-	-	-	(115,954)	(115,954)

BALANCE, December 31, 2013	745,761,432	7,458	285,573	(428,382)	(135,351)

Net loss	-	-	-	(52,484)	(52,484)

BALANCE, September 30, 2014	745,761,432	$7,458	$285,573	$(480,866)	$(187,835)

See accompanying Notes to the Consolidated Financial Statements

Global Green, Inc.
 (A Development Stage Company)
Consolidated Statement of Cash Flows
For the Periods Ended September 30, 2014 and 2013
and the Period from Inception (July 12, 2004) to September 30, 2014
(unaudited)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Inception to September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,484)	$(91,830)	$(480,866)
Adjustments to reconcile net loss to net cash
from operating activities:
Amortization	252	252	1,288
Stock based compensation	-	-	200
Change in assets and liabilities:
Travel advances to officer	4,000	-	(2,000)
Prepaid expenses	750	375	-
Accounts payable and accrued expenses	1,131	(2,424)	27,059
Due from shareholders	-	(2,000)	-
Due to shareholders	-	-	500
Net cash from operating activities	(46,351)	(95,627)	(453,819)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance	-	-	286,000
Proceeds from convertible advance - related party	-	300,000	300,000
Repayments on convertible advance - related party	(40,000)	(37,000)	(105,000)
Net cash from financing activities	(40,000)	263,000	481,000

NET CHANGE IN CASH	(86,351)	167,373	27,181
CASH, beginning of period	113,532	4,027	-
CASH, end of period	$27,181	$171,400	$27,181

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Common stock issued for acquisition of
Global Green International, Inc.	$-	$-	$6,831

See accompanying Notes to the Consolidated Financial Statements

Global Green, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2014
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
These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  As of September 30, 2014, the Company has incurred net losses of $480,866 since inception (July 12, 2004).

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
September 30, 2014
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

Cash and Cash Equivalents
The Company considers all investments with a maturity date of three months or less when purchased to be cash equivalents.  There were no cash equivalents at September 30, 2014 and December 31, 2013.

Revenue Recognition
The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and FASB ASC 605-15-25, Revenue Recognition.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues from inception to September 30, 2014.

Earnings Per Share
The Company has adopted ASC 260-10-50, Earnings Per Share, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at September 30, 2014 and December 31, 2013.

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
September 30, 2014
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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014 and December 31, 2013.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include cash, accounts payable, accrued expenses and advance.

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
September 30, 2014
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
Subsequent Events
In accordance with FASB ASC 855, Subsequent Events, the Company evaluated subsequent events through November 10, 2014, the date the financial statements were available for issue.

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

Components of intangible assets at the periods ended are as follows:

	September 30, 2014	December 31, 2013

License agreement	$6,831	$6,831
Accumulated amortization	(1,288)	(1,036)

	$5,543	$5,795

Global Green, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2014
(unaudited)

NOTE 5                  TAXES
The components of income tax expense for the periods ended are as follows:

	September 30, 2014	September 30, 2013	Inception to September 30, 2014

Current tax benefit	$(19,734)	$(34,528)	$(137,208)
Change in valuation allowance	19,734	34,528	137,208

	$-	$-	$-

The difference between income tax expense computed by applying the statutory federal income tax rate to earnings before taxes for the periods ended are as follows:

	September 30, 2014	September 30, 2013	Inception to September 30, 2014

Pretax loss at federal statutory rate	$(17,845)	$(31,012)	$(124,072)
State income benefit, net of federal benefit	(1,889)	(3,284)	(13,136)
Change in valuation allowance	19,734	34,296	137,208

	$-	$-	$-

The components of deferred taxes are as follows:
	September 30, 2014	December 31, 2013
Deferred income tax assets:
Operating loss carryforwards	$137,208	$161,073
Less: Valuation allowance	(137,208)	(161,073)

Net deferred tax asset	$-	$-

At September 30, 2014 and December 31, 2013, a valuation allowance was established for the entire amount of the net deferred tax asset as the realization of the deferred tax asset is dependent on future taxable income.

At September 30, 2014, the Company had net operating loss carryforwards for tax purposes of $480,866, which will expire beginning in 2031, if not previously utilized.

Global Green, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2014
(unaudited)

NOTE 6                 EQUITY
In April 2010, the Company authorized the issuance of up to 100,000,000 shares of Preferred Stock at no par value.  As of September 30, 2014 and December 31, 2013, no shares are issued or outstanding.

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

NOTE 7                  RELATED PARTY TRANSACTIONS AND COMMITMENTS
In January 2013, the Company entered into a convertible advance with the Company's Chief Executive Officer and Chairman. The convertible advance, with a face value of $300,000, bears interest at 5% per annum and is payable on demand. The convertible advance is convertible, at the holder's option, into the Company's common or preferred shares based on the value of the shares at the execution date of the advance.  The convertible advance is valued at the greater of the face value of the advance or the fair value of the shares, if converted.  At September 30, 2014 and December 31, 2013, the convertible advance, was recorded at $195,000 and $235,000, respectively.   Accrued interest related to this advance was $18,029 and $12,987 at September 30, 2014 and December 31, 2013, respectively, and is included in accounts payable and accrued expenses on the balance sheet.

Through its wholly-owned subsidiary, GGII, the Company has exclusive rights to the Licensing Agreement with NHIL, the Company's majority shareholder.  In accordance with this agreement, GGII assumes the financial responsibility for the acquisition and maintenance of all patents, as well as USDA's approval of the Vaccine.

NOTE 8               CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation.  When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies.  The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome.  If the Company determines than an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals.  As of September 30, 2014, the Company is not aware of any contingent liabilities that should be reflected in the accompanying financial statements.

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

PLAN OF OPERATIONS

We had no operations prior to January 2009 and we did not have any revenues during the quarter ended September 30, 2014 nor the fiscal years ended December 31, 2013 and 2012. We have minimal capital, minimal cash, and only our intangible assets consist of our patents and patent applications, business plan, relationships and contacts. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.

In March 2012, the Company completed its Final Efficacy Testing and  sent the results to the USDA.

In August 2012, the Company began a study to determine how long a chicken can be protected against Salmonella after it begins laying eggs. We believe that if a layer hen is not infected with the Salmonella bacteria or shows reduced levels of the bacteria, then neither the egg, nor the chick, when it hatches, will have Salmonella or the egg or chick will show reduced levels of the bacteria. We believe there is a "timelined" vaccine effect that will be logged and sequenced during the study, beginning from a newly-hatched chicken, to the 18-20 weeks before the chicken becomes a layer hen, and, after that, until the end of the hen's productive life. At the time of this filing, the protocols have been finished and we are in the process of identifying  manufacturers.  At the time of this filing, we have not been able to identify a manufacturer but are continuing to seek one.

In September 2013, the Company announced the signing of an agreement with Merial Ltd., the Animal Health Division of Sanofi, to conduct an internal evaluation of the Company's patented Salmogenics vaccine technology.  At the time of this filing, the Merial's internal evaluation has expired and the agreement with Merial expired on October 1, 2014.

In January 2013, the Company entered into a convertible advance with the Company's Chief Executive Officer and Chairman, Dr. Ghazvini. The convertible advance with a face value of $300,000, bears interest at 5% per annum and is payable on demand. The convertible advance is convertible, at the holder's option, into the Company's common or preferred shares based on the value of the shares at the execution date of the advance. During the nine months ended September 30, 2014, the Company made a $40,000 cash payment on the advance.

At September 30, 2014 and December 31, 2013, the convertible advance was recorded at $195,000 and $235,000, respectively.  Accrued interest related to this advance was $18,029 and $12,987 at September 30, 2014 and December 31, 2013, respectively, and is included in accounts payable and accrued expenses on the balance sheet.

At this time and for the next six months, the Company is looking and negotiating with other partners and vaccine manufacturers in order to initiate the designs of protocols for commercial production, their finalization and testing and continue to identify sources of financing. Management estimates an additional 18-24 month or longer delays for the USDA approval. Presently, the Company is arranging with a specific vaccine manufacturer for evaluation and completion of the studies.

We will need substantial additional capital to support our proposed future operations.  We have no revenues, we will be unable to realize revenues until we have achieved USDA final approval.  We have no committed source for any funds as of date hereof.  No representation is made that any funds will be available when needed.  In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales, and could fail in business as a result of these uncertainties.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

During the three months ended September 30, 2014 and 2013, the Company did not recognize any revenues from it operational activities.  Management does not anticipate recognizing any revenues from the sale of the Salmogenic vaccine, until the final approval of the USDA has been granted and that time the Company will be able to begin sales and marketing efforts.

During the three months ended September 30, 2014, the Company incurred operational expenses of $13,102.  During the three months ended September 30, 2013, the Company incurred operational expenses of $40,344.  The decrease of $27,242 was primarily a result of a $10,454 decrease in professional fees expenses and a $18,933 decrease in general and administrative expenses combined with a $3,000 increase in investor relations.

During the three months ended September 30, 2014, the Company recognized a net loss of $13,102 compared to a net loss of 40,344 during the three months ended September 30, 2013.  The decrease of $27,242 was a direct result of the expenses discussed above.

For the Nine  Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

During the nine months ended September 30, 2014 and 2013, the Company did not recognize any revenues from it operational activities.  Management does not anticipate recognizing any revenues from the sale of the Salmogenic vaccine, until the final approval of the USDA has been granted and that time the Company will be able to begin sales and marketing efforts.

During the nine months ended September 30, 2014, the Company incurred operational expenses of $52,484.  During the nine months ended September 30, 2013, the Company incurred operational expenses of $91,830.  The decrease of $39,346 was primarily a result of a $38,520 decrease in general and administrative expenses combined with a $12,585 decrease in professional fees offset by a $9,000 increase in investor relations and a $5,000 increase in vaccine testing.  The increase in vaccine and testing expenses was a result of the Company's efforts regarding the vaccine, but also its focus on increasing public awareness of the Company.

During the nine months ended September 30, 2014, the Company recognized a net loss of $52,484 compared to a net loss of $91,830 during the nine months ended September 30, 2013.  The decrease of $39,346 was a direct result of the expenses discussed above.

LIQUIDITY

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2013, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

At September 30, 2014, the Company had total current assets of $29,181, consisting of $27,181 in cash and  $2,000 travel advances to officers.  At September 30, 2014, total current liabilities were $222,559, consisting of $27,059 in accounts payable and accrued expenses, $500 due to shareholders, and a Convertible advance to related party of $195,000.  At September 30, 2014, the Company had working capital deficit of $193,378.

During the nine months ended September 30, 2014, the Company used $46,351 in funds in it operational activities.  During the nine months ended September 30, 2014, the Company recognized a net loss of $52,484 which was adjusted for $252 in amortization expense.  During the nine months ended September 30, 2013, the Company used $95,627 in its operations, a net loss of $91,830 was adjusted for the non-cash item of $252 in amortization expense.

During the nine months ended September 30, 2014, the Company used $40,000 in its financing activities, making a payment on the outstanding convertible advance made by its Chief Executive Officer and Chairman, discussed below.

On January 15, 2013 the Company entered into a revolving convertible advance with the Company's Chief Executive Officer and Chairman. The convertible advance, with a face value of $300,000, bears interest at 5% per annum and matures on March 31, 2015. The convertible advance is convertible, at the holder's option, into the Company's common or preferred shares based on the value of the shares at the execution date of the advance.  The convertible advance is valued at the greater of the face value of the advance or the fair value of the shares, if converted.  At September 30, 2014 and December 31, 2013, the convertible advance was recorded at $195,000 and $235,000, respectively.  Accrued interest related to this advance was $18,029 and $12,987 at September 30, 2014 and December 31, 2013, respectively, and is included in accounts payable and accrued expenses on the balance sheet.

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

Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and FASB ASC 605-15-25, Revenue Recognition.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues from inception to September 30, 2014.

Earnings Per Share

The Company has adopted ASC 260-10-50, Earnings Per Share, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at September 30, 2014 or September 30, 2013.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of July 1, 2014 through September 30, 2014, the Company did not make any issuances of its equity securities.

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

GLOBAL GREEN, INC.
(Registrant)

Dated: November 14, 2014	By:	/s/ Dr. Mehran P. Ghazvini, DC
Dr. Mehran P. Ghazvini, DC
(Principal Executive Officer, Chief Financial Officer and Principal Accounting Officer)