Form 10-K
period 2014-12-31
GLOBAL GREEN INC.
filed 2015-04-15
CIK 1522724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates (144,424,375 shares) of the registrant as of April 9, 2015 was $0, based upon an average of the closing bid and ask of $0.

There were 745,761,432 shares outstanding of the registrant's Common Stock as of April 9, 2015.

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

At April 9, 2015, NHIL holds 601,337,057 shares of common stock or 80.63% of the issued and outstanding common stock of the Company.

COMPANY OVERVIEW

The ongoing study with Merial conducting an internal evaluation of the Company's patented Salmogenics vaccine technology expired on October 1, 2014.  At this time, Global Green, Inc. is seeking another vaccine manufacturer and evaluating how to proceed with the studies on its patented Salmogenics vaccine.  This will take time and negotiations and will put the schedule of the attempt at USDA approval for the vaccine behind by an estimated 18-24 months.

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

Our current business plan is focused on the agricultural animal industry, more specifically, "Salmogenics," a poultry Salmonella vaccine.  NHIL owns the exclusive rights to the Salmogenics Vaccine (hereinafter the "Vaccine") and a Salmonella Antigen (hereinafter the "Antigen") which both provide a method for controlling intestinal pathogenic organisms in animals.  The Company has received the exclusive rights to finish the final phase of the USDA required studies and to manufacture, distribute, market and sell the vaccines by NHIL through a Licensing Agreement with Global Green International, the wholly-owned subsidiary of the Company. At the time of this filing, the Company is seeking another vaccine manufacturer/partner to complete such evaluation.

Since 2008, NHIL obtained the ownership rights to the Vaccine and took over the funding of a research study that had been in process since 1996, and initiated the drafting and filings of patent application for the vaccine.  Research was being conducted through an unrelated third party, AHPharma.   AHPharma was informally engaged to conduct not only research and development, but also to perform the testing of the vaccine product in the poultry industry.  On July 30, 2011, the Company entered into a Cost and Evaluation Agreement with AHPharma. The Cost and Evaluation Agreement provides for the consulting responsibilities of AHPharma in connection with the Phase IV trials and testing required by the USDA in exchange for a total payment of $300,000.  The Cost and Evaluation Agreement terminates upon the final approval of the USDA.

Through 2010, in compliance with the USDA requirements the results of the research showed that the vaccine used in the study is safe, non-toxic and causes no harm to the animal, and reduced the number of Salmonella contamination and the research is now going to the final phase for approval by USDA for the Company to show efficacy of the vaccine in a commercial setting and also to find a potential manufacturer for the vaccine. At the time of this filling, the company is searching, communicating and negotiating with a new vaccine manufacturer to produce the vaccine and complete the studies.

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

The laboratory concept of 'in the egg' vaccination was initially used for a Marek's disease vaccine and has been expanded into a commercially applied technology platform that is capable of placing several antigens and compounds simultaneously into over 50,000 eggs per hour.

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
How Salmogenics Differs From Other Vaccines On the Market
•	Some current vaccines may interfere with efficacy of other vaccines or medications administered simultaneously with and/or subsequent to vaccination.

•	Salmogenics can be administered alone or with other vaccines. This makes the application of Salmogenics cost effective for chicken growers who grow for worldwide consumption especially when administered with other vaccines.

•	Additionally, some antigens may interfere with or affect the accuracy of traditional test or screening tools used to detect active or prior infections.

•	Salmogenics does not affect the accuracy of diagnostic procedures and does not reduce the effectiveness of other vaccines.

•	Other vaccines are administered orally or through nasal passages or by individual injection which requires man hours to handle.

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

MARKETING STRATEGY AND SIZE

The Company intends to market to the USA broiler young chicken and parental industry, initially followed by commercial egg-type laying hen and egg markets. USDA/FSIS regulatory approval is required for each species and label claim. USA young progeny broiler market consists of 8.64 billion processed annually in 2010 produced from approximately 40 million laying hens- both are considered viable profitable markets for new technology vaccine markets. ("U.S. Poultry and Egg Association, Economic Data, Poultry Production and Value Summary 2010", www.poultryegg.org/economic data)

Following initial market entry into the young broiler chicken and parental markets, the Company is responsible for all financial obligations as NHIL will proceed to obtaining federal regulatory approval and initiate marketing efforts into the commercial egg-type laying hen and egg markets. It is well recognized that the Salmonella organism, once it infects the laying hen, will continue to contaminate the egg as it tracks down the oviduct. Once the organism is present in the egg, almost a perfect nutrient environment will assure that those persons consuming an uncooked egg (a common practice in most parts of the world) will become infected. Weaker human immune systems (i.e., the very young and very elderly) have a greater chance of Salmonella infection.

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

Our potential end users of our product are the poultry farms, which in the United States includes the companies listed in the following table.

USA's TOP 10 BROILER CHICKEN COMPANIES

Representing 78% of the total chickens processed annually include:

Rank	Broiler Chicken Company	LBS Liveweight (million)1	Annual R-T-C 2 (lbs.)
#1	Tyson Foods, Inc.	201.48	168
#2	Pilgrim's Pride Corp.	178.32	138.33
#3	Sanderson Farms, Inc.	66.19	58.47
#4	Perdue Farms, Inc.	69.79	56.2
#5	Koch Foods, Inc.	61.2	48
#6	Wayne Farms, LLC	48.54	42.89
#7	Mountaire Farms, Inc.	46.71	41.04
#8	House of Raeford Farms, Inc.	31.62	23.93
#9	Foster Farms, Inc.	28.84	23.48
#10	George's, Inc.	35.65	21.03
TOP 10 TOTAL		768.34 million	621.47 million
1 Number of birds that represents "Market Size" for the Company's product.
2 NOTE: R-T-C equals "Ready-To-Cook" chicken.

(Source:  Watt PoultryUSA Top broiler companies (number of slaughter processing plants and further processing plants; production numbers based on average weekly slaughter in continental US plants during 2013; WATT PoultryUSA survey, 2014, http://www.wattpoultryusa-digital.com)

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

RECENT DEVELOPMENTS

The following phases of the study (Phase I, II, III, IV) were used by the Company to show how we indicated different steps of our trials and to make it easier for the reader of this document.  These are not USDA phases of studies and are used by our Company only.

The Company has successfully completed the requirements of Phase I, Phase II and Phase III  efficacy studies and the Salmogenics product has currently entered into the final phase of becoming a USDA approved vaccine for the in ovo vaccination of chicken eggs. The Company's Agreement with Merial to conduct an internal evaluation of Global Green's patented Salmogenics vaccine technology expired on October 1, 2014. At this time, Global Green, Inc. is seeking another vaccine manufacturer and evaluating how to proceed with the studies on its patented Salmogenics vaccine.  This will take time and negotiations and will put the schedule of the attempt at USDA approval for the vaccine behind by an estimated 18-24 months.

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

On February 15, 2011, AHPharma began the final phase of the Salmogenics Vaccine consisting of an in house study required by the USDA for the chicken industry. The Company completed all prior requirements of the USDA which included:

1.	Phase I, which involved independent research with Dr. James McNaughton, PhD and AHPharma, Inc., demonstrated that Salmogenics vaccine:
•	Reduced fecal bacteria loads significantly for E. coli and Salmonella bacteria.
•	Produced an average weight gain of 2% per bird.
•	Reduced mortality.

2.	Phase II demonstrated:
•	In this phase various dosages of Salmogenics were tested to determine the most efficient and cost effective amount of vaccine to be administered to produce a chicken born with less or no Salmonella bacteria.
•	Clinical testing also showed that eggs treated with the Salmogenics Vaccine had a reduced mortality as compared to the control groups.

3.	Phase III involved proving that Salmogenics Vaccine:
•	When tested clinically, the Salmogenics Vaccine showed to help reduce the incidence of Salmonella and reach a point that meets the USDA regulatory requirements.
•	As of August 13, 2010, the USDA issued an edict that the acceptable incidence of Salmonella for chicken growers had been reduced from a 7% to a 5% tolerance. Additionally, the Salmogenics Vaccine was concomitantly administered with Marek's Vaccine and found to not alter the effects of Marek's Vaccine or the effectiveness of the Salmogenics Vaccine.

4.	As of February 16, 2011, the Company was able to announce that the final phase to obtain USDA approval had begun, which involved:
•	Communicating with the USDA for a review of the final steps.
•	Selecting a vaccine manufacturer.
•	The collection of Salmonella strains for the mock study requested by USDA.
•	The approval of AHPharma by the USDA that their facilities will be approved to perform the final field study for the Salmogenics Vaccine. The number of birds to be tested is to be determined. This field study is done to determine if any variations exist between previous efficacy studies and studies done in the commercial field.

5.	On May 3, 2011, the US Patent Office issued Patent No. 7,935,355 "Composition and Method for Controlling Intestinal Pathogenic Organisms" for the Salmogenics Vaccine.

6.	On August 2, 2011, the US Patent Office issued Patent No. 7,988,978 "Composition and Method for Controlling Intestinal Pathogenic Organisms" for the Salmogenics Vaccine.

7.	On November 28, 2011, the Salmonella challenge study, as part of the Phase IV efficacy testing was completed. The results of the study were successful and the Salmogenics Vaccine held up to the challenge for all Salmonella strains tested. This placed the Company one step closer towards setting a model study and protocols for a successful USDA required study after the filing of our approved vaccine manufacturer.

8.	On March 11, 2012, all the results and data have been included in a final report of the test model for Efficacy Study done with 3,036 chickens. The purpose of this Efficacy/Challenge study was to determine the effect on chickens hatched after the in ovo administration of the Salmogenics Vaccine 3 days before hatching.

9.	The Company's status regarding its Phase IV efficacy testing as of the time of this filing is delayed by an estimated 18-24 months due to the time needed to find and negotiate terms with a new vaccine manufacturer.

10.	In August 2012, the Company initiated the protocols to begin a study to determine how long chicken can be protected against Salmonella after it begins laying eggs. If a layer hen is not infected with the Salmonella bacteria or shows reduced levels of the bacteria, then neither the egg, nor the chick, when it hatches, will have Salmonella or the egg or chick will show reduced levels of the bacteria. There is a "timelined" vaccine effect that will be logged and sequenced during the study, beginning from a newly-hatched chicken, to the 18-20 weeks before the chicken becomes a layer hen, and, after that, until the end of the hen's productive life. At the time of this filing the protocols have been finished and we are in the process of identifying a manufacturer.

11.	In September 2013, the Company announced the signing of an agreement with Merial Ltd., the Animal Health Division of Sanofi, to conduct an internal evaluation of the Company's patented Salmogenics vaccine technology. At the conclusion of the evaluation, Merial had the first option to enter into a license agreement with the Company for the manufacture, distribution, and sale of the vaccine. Details of the evaluation agreement were confidential. At October 1, 2014, the agreement with Merial, LTD had expired.

OUR STRATEGY

The Company's objective is to be a leader in the commercialization of Salmonella vaccine products. To achieve this objective, we intend to:

•	Management's current focus is on the final approval by the USDA of the Company's sole product, the Salmogenics Vaccine. As the Company, moves closer to final approval, it will begin to develop and focus efforts on marketing and sales of the Salmogenics Vaccine.

•	Expand our Portfolio of Products. The Company intends to expand its existing portfolio of product candidates. The Company will take into account market attractiveness, technical feasibility, the potential to develop a proprietary position and the productiveness of animal models in choosing among new product development opportunities. Though, at the time of this filing, management has not taken any efforts and has no plans to take any efforts in this direction.

•	Broaden our licenses. The Company plans to broaden its portfolio of licenses of and other technologies to develop new products and attract corporate and academic collaborators. We intend to accomplish this through internal and sponsored research, in-licensing and technology acquisitions. Though, at the time of this filing, the Company has not identified any such opportunities.

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

As stated previously, the Company is in Phase IV of the approval process where efficacy testing has been defined as:

•	The vaccine product must be safely commercially manufactured at a USDA approved vaccine manufacturer:
•	That every batch of the vaccine product produced during Phase IV testing meets not only meets the required standards, but does so consistently;
•	That the vaccine product can be safely applied commercially by the potential customers.
•	That the claims of made regarding the vaccine product are sustainable and reproducible when applied to larger populations.

The Company's status regarding its Phase IV efficacy testing as of the time of this filing is delayed by an estimated 18-24 months due to the time needed to find and negotiate terms with a new vaccine manufacturer.

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

NUMBER OF PERSONS EMPLOYED

As of April 9, 2015, we had no full-time employees.  Officers and Directors work on an as needed part-time basis up to 30 hours per week.

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

We have historically incurred losses from operations while working to obtain USDA approval of our Salmogenics Vaccine. As of December 31, 2014, we had an accumulative deficit of ($518,475).   During the year ended December 31, 2014, we recognized a net loss of $90,093 and used cash of $92,607 to support operations.  We are unable to market or sell our Salmogenics Vaccine until we have obtained USDA approval.  Our ability to be profitable in the future will depend on obtaining USDA approval and successfully implementing our marketing and sales activities, all of which are subject to many risks beyond our control. Even if we become profitable on an annual basis, we cannot assure you that our profitability will be sustainable or increase on a periodic basis.

In addition, the independent registered public accounting firm's report on the Company's financial statements as of December 31, 2014, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.  If we are unable to continue as a going concern, realization of assets and settlement of liabilities in other than the normal course of business may be at amounts significantly different from those in the financial statements included in this registration statement.

We have a lack of revenue history and investors cannot view our past performance since we are a start-up company.

We were formed on July 12, 2004, for the purpose of engaging in any lawful business and have adopted a plan to focus on the agriculture industry, more specifically, "Salmogenics," a poultry Salmonella vaccine.  We have had no revenues in the last five years.  We have only had operational activities during the last year.  We are not profitable and the business effort is considered to be in an early development stage.  We must be regarded as a new or developmental venture, and may be subject to unforeseen costs, expenses and problems, if we are not able to successfully complete Phase IV testing and unable to secure USDA approval or successfully implement a marketing and sales strategy.  As a development venture, we may not be able to adequately forecast and budget our costs due to the unknown and unpredictable nature of new vaccine development, testing, and ultimately, if approved, manufacturing.  We could experience product failures, prolonged testing reformulation and unanticipated costs and availability of manufacturers if ultimately approved.  It should be assumed that any or all of these events could occur, with the result that anyone, if significant enough could prevent the proposed business from being successful and potential investors could lose all of their investment.

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

Our capital needs consist primarily of expenses related to final field testing of the vaccine for the USDA approval general and administrative and potential marketing expenses and could exceed $1,900,000 in the next twelve months. Such funds are not currently committed, and we have cash as of December 31, 2014 of approximately $7,833.

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

During the year ended December 31, 2014, we received $221,908 in the form of a convertible advance from our officer and director.  We cannot guarantee or provide any assurances, that our officers and directors will be able to continue to provide us with funds to support our operations.

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

We are dependent on one contractor, AHPharma, for our testing services for our proposed vaccine products, which may be a risk to the Company's business operations, if the services of AHPharma are not available to complete all of the testing which may be necessary or required for USDA approval to distribute and sell the proposed vaccine products.  While there are other potential contractors offering similar services, such services may be unavailable due to confidentiality agreements with other companies, full schedules or lack of immediate capacity for their services.  Such issues could cause a delay in the completion of Phase IV testing and final approval of the USDA and, therefore, delay our future operations.

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

The USDA imposes substantial requirements on our products before it permits us to manufacture, market and sell them to the public or producer of poultry. Compliance with these requirements is costly and time-consuming, and could delay sales of products. To meet USDA requirements, we have spent and will continue to spend substantial resources on lengthy and detailed laboratory tests and efficacy studies. It typically takes many years to complete tests and trials for a product. The actual length of time involved depends on the type, complexity and novelty of the product. The USDA may not approve on a timely basis, if at all, some or all of our future products or may not approve some or all of our applications for additional indications for our previously approved products.  We are currently involved in Phase IV testing.

The Phase IV testing involves proving the following:

1.	The vaccine product must be safely commercially manufactured at a USDA approved vaccine manufacturer;
2.	That every batch of the vaccine produced during Phase IV testing not only meets the required standards, but does so consistently;
3.	That the vaccine product can be safely applied commercially by the potential customers.
4.	That the claims made regarding the vaccine are sustainable and reproducible when applied to larger populations.

At the time of this filing, no evaluation of the vaccine for the Phase IV is being conducted. Upon finding another vaccine manufacture and the completion of such final evaluation by another vaccine manufacturer, the Company will then take the following steps as part of Phase IV:

•	Assure that the requirements from the vaccine manufacturer will meet the standard batch consistency as defined by the USDA as part of the efficacy requirements.

•	The conclusion of the USDA approved large bird efficacy study to be done showing that Salmogenics meets the following parameters:
o	That the vaccine product can be safely and standardly commercially applied by the intended customers.
o	That the claims are sustainable and reproducible when applied to larger populations of birds.

o	To see if the vaccine can be used in other circumstances such as a combined treatment with other vaccines. This part of the study has been completed and proven successful.

•	Presentation of the data of the efficacy tests to be analyzed and send results to the USDA for final approval.

If we violate the requirements of our Phase IV testing and do not meet requirements set by the USDA in this stage, whether before or after marketing approval is obtained, we may be fined (to be independently determined by the USDA) or forced to remove a product from the market or may experience other adverse consequences, including delay or increased costs, which could materially harm our financial results. Additionally, we may not be able to obtain approval for the labeling claims necessary or desirable for promoting our products. Even if approval is obtained, we may be required to undertake post-marketing trials to be determined by the USDA.

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

We currently do not carry product liability insurance, though our License Agreement with NHIL provides that we will maintain product liability.  Currently, NHIL has agreed that we do not have to provide product liability insurance until we have completed Phase IV testing and received USDA approval.

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

Not Applicable.

ITEM 2.  PROPERTIES
FACILITIES

The Company operates out of facilities leased by NHIL at 2820 Remington Green Circle, Tallahassee, Florida 32308.

ITEM 3.  LEGAL PROCEEDINGS

On October 23, 2014, the Company filed a petition to appeal the SEC's suspension of trading.  The appeal was dismissed by the SEC on December 16, 2014.  On January 15, 2015, the Company filed a petition for review at the United States Court of Appeals for the Eleventh Circuit.  A hearing has been scheduled for May 4, 2015.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On March 21, 2012, the Company's common stock was accepted for trading by FINRA on the OTCBB and the Over-the-Counter Markets OTCQB and was assigned the symbol is "GOGC".  In November 2012, the Company's stock was declared eligible for depositing with Depository Trust.

On September 30, 2014, the Company received written notice in the form of an Order from the Securities and Exchange Commission that it had temporarily suspended trading of the common stock.  The notice claimed "questions have arisen regarding the adequacy and accuracy of press releases concerning the Company's operation."

On October 23, 2014, the Company filed a petition to appeal the SEC's suspension of trading.  The appeal was dismissed by the SEC on December 16, 2014.  On January 15, 2015, the Company filed a petition for review at the United States Court of Appeals for the Eleventh Circuit.

The following table sets forth the range of high and low closing prices for the common stock of each full quarterly period during the years ended December 31, 2014 and 2013. The quotations were obtained from information published by the FINRA and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	HIGH	LOW
Quarter Ended:
December 31, 2014	$0.02	$0.02
September 30, 2014	$0.02	$0.02
June 30, 2014	$0.04	$0.04
March 31, 2014	$0.06	$0.03

Quarter Ended:
December 31, 2013	$0.072	$0.05
September 30, 2013	$0.07	$0.0080
June 30, 2013	$0.0440	$0.0101
March 31, 2013	$0.06	$0.031

Holders

There are approximately 280 holders of record of our common stock as of December 31, 2014.

Dividend Policy

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors.  We have not declared or paid any dividends on our common shares and it does not plan on declaring any dividends in the near future.  The Company currently intends to use all available funds to finance the operation and expansion of its business.

Recent Sales of Unregistered Securities

During the years ended December 31, 2014 and 2013, we did not make any sales of our unregistered securities.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock during the years ended December 31, 2014 and 2013.

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

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2014 includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern.

PLAN OF OPERATIONS

We had no operations prior to January 2009 and we did not have any revenues during the fiscal years ended December 31, 2014 and 2013. We have minimal capital, minimal cash, and only our intangible assets consist of our patents and patent applications, business plan, relationships and contacts. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.

In March 2012, the Company completed its Final Efficacy Testing and submitted the results to the USDA and are awaiting a response from the USDA.  Our continuing plan of operations will be as follows:

Milestones

2nd Quarter 2015

•	Continuing searching/negotiating with other partners/vaccine manufacturers.
•	Initiating designs of protocols for commercial production, their finalization and testing.
•	Identifying sources of financing.
•	Negotiating with NHIL for licensing agreements for new vaccine technologies

3ndQuarter 2015

•	Continuing searching/negotiating with other partners/vaccine manufacturers.
•	Initiating designs of protocols for commercial production, their finalization and testing.
•	Identifying sources of financing.
•	Negotiating with NHIL for licensing agreements for new vaccine technologies

4th Quarter 2015

•	Continuing searching/negotiating with other partners/vaccine manufacturers.
•	Initiating designs of protocols for commercial production, their finalization and testing.
•	Identifying sources of financing.
•	Negotiating with NHIL for licensing agreements for new vaccine technologies.

The Company's status regarding its Phase IV efficacy testing as of the time of this filing depends upon finding another vaccine manufacturer.

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

In September 2013, the Company announced the signing of an agreement with Merial Ltd., the Animal Health Division of Sanofi, to conduct an internal evaluation of the Company's patented Salmogenics vaccine technology. The evaluation with Merial was terminated upon the expiration of the agreement on October 1, 2014.

In January 2013, the Company entered into a convertible advance with the Company's Chief Executive Officer and Chairman, Dr. Ghazvini. The convertible advance with a face value of $300,000, bears interest at 5% per annum and is payable on demand. The convertible advance is convertible, at the holder's option, into the Company's common or preferred shares based on the value of the shares at the execution date of the advance.  At December 31, 2014, the convertible advance had a balance of $221,908.   Accrued interest related to this advance was $5,423 at December 31, 2013 and is included in accounts payable and accrued expenses on the balance sheet.

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

RESULTS OF OPERATIONS

The Year Ended December 31, 2014 Compared to The Year Ended December 31, 2013

During the year ended December 31, 2014 and 2013, the Company did not recognize any revenues from its operations.  Management does not anticipate recognizing any revenues from the sale of the Salmogenic vaccine, until the final approval of the USDA has been granted and at that time, the Company will be able to begin sales and marketing efforts.

During the year ended December 31, 2014, the Company incurred total operating expenses of $90,093 compared to $115,954 for the year ended December 31, 2013.  The decrease of $25,861 was primarily a result of the decrease of $32,584 decrease in general and administrative expenses combined with an $11,231 decrease in investor relations and a $648 decrease in interest expense offset by a $12,832 increase in professional expenses and a $5,000 increase in vaccine testing. The increases in professional expenses were a result of our activities to legal fees and consultation as to stock suspension matter. We expect that we will continue to see an increase in expenses, as we complete Phase IV testing and gain final approval of the USDA and begin to develop our sales and marketing efforts.

During the year ended December 31, 2014, we recognized a net loss of $90,093 compared to $115,954 during the year ended December 31, 2013.  The decrease of $25,861 was a result of the increases and decreases in expenses as discussed above.

LIQUIDITY

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2014, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

At December 31, 2013, the Company had total current assets of $9,833, consisting of $7,833 in cash and a travel advance to an officer of $2,000, and total current liabilities of $240,736, consisting of $18,328 in accounts payable and accrued expenses, $500 due to shareholders and a $221,908 convertible advance due to an officer and director of the Company.  At December 31, 2014, the Company had a negative working capital of $8,995.

During the year ended December 31, 2014, the Company used $92,607 in funds in its operational activities.  During the year ended December 31, 2014, the Company recognized a net loss of $90,093, which was adjusted for $336 in amortization expense.  During the year ended December 31, 2013, the Company used $125,495 in funds on its operational activities.  During the year ended December 31, 2013, the Company recognized a net loss of $115,954, which was adjusted for $336 in amortization expense.

During the year ended December 31, 2014, the Company received funds of $10,000 from its financing activities.  During the year ended December 31, 2013, the Company received $235,000 from its financing activities.

In January 2013, the Company entered into a convertible advance with the Company's Chief Executive Officer and Chairman, Dr. Ghazvini. The convertible advance with a face value of $300,000, bears interest at 5% per annum and is payable on demand. The convertible advance is convertible, at the holder's option, into the Company's common or preferred shares based on the value of the shares at the execution date of the advance.  At December 31, 2014, the convertible advance had a balance of $221,908.   Accrued interest related to this advance was $5,423 at December 31, 2014 and is included in accounts payable and accrued expenses on the balance sheet.

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

Critical Accounting Policies

Cash and Cash Equivalents

The Company considers all investments with a maturity date of three months or less when purchased to be cash equivalents.  There were no cash equivalents at December 31, 2014 or 2013.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 13, "Revenue Recognition" and Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") 605-15-25, "Revenue Recognition".  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.  For the years ended December 31, 2014 and 2013, and the period from inception to December 31, 2014, the Company did not report any revenues.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of Global Green, Inc. for the two-years ended December 31, 2014 and 2013 and for the period from Inception through December 31, 2014 starting on page 31.

GLOBAL GREEN, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS
AND INDEPENDENT AUDITORS' REPORT

DECEMBER 31, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Global Green, Inc.

We have audited the accompanying consolidated balance sheets of Global Green, Inc. and its wholly owned subsidiary (together, the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years then ended. Global Green, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Green, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses and negative cash flows since inception.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management's plans regarding those matters also are described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our opinion on the consolidated financial statements is not modified with respect to this matter.

/s/ Accell Audit & Compliance, P.A.
Tampa, Florida March 24, 2015

4868 West Gandy Boulevard ● Tampa, Florida 33611 ● 813.440.6380

Global Green, Inc.
Consolidated Balance Sheets
December 31, 2014 and December 31, 2013

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$7,833	$113,532
Travel advances to officer	2,000	6,000
Prepaid expenses	-	750
Total current assets	9,833	120,282

Intangible asset, net	5,459	5,795

Total assets	$15,292	$126,077

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$18,328	$25,928
Due to shareholders	500	500
Convertible advance- related party (see Note 6)	221,908	235,000

Total liabilities	240,736	261,428
Commitments and Contingencies (See Note 7)	-	-

Shareholders' deficit:
Preferred stock; no par value; 100,000,000	-	-
shares authorized; no shares outstanding at
December 31, 2014 and 2013
Common stock; $.00001 par value; 3,000,000,000	7,458	7,458
shares authorized; 745,761,432 shares issued and
outstanding at December 31, 2014 and 2013
Additional paid in capital	285,573	285,573
Accumulated deficit	(518,475)	(428,382)

Total shareholders' deficit	(225,444)	(135,351)

Total liabilities and shareholders' deficit	$15,292	$126,077

See accompanying notes to the consolidated financial statements and Report of Independent Registered Public Accounting Firm.

Global Green, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2014 and 2013

	Year Ended December 31, 2014	Year Ended December 31, 2013

REVENUES	$-	$-

OPERATING EXPENSES
Professional fees	$45,998	$33,166
Interest expense (see Note 6)	12,339	12,987
Investor relations	12,000	23,231
General and administrative	11,990	44,574
Vaccine testing	5,000	-
Stock transfer agent fees	2,400	1,570
Amortization	336	336
Bank fees	30	90
Total operating expenses	90,093	115,954

NET LOSS	$(90,093)	$(115,954)

Net loss per share applicable to common stockholders — basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	745,761,432	745,761,432

See accompanying notes to the consolidated financial statements and Report of Independent Registered Public Accounting Firm.

Global Green, Inc.
Consolidated Statements of Shareholders' Deficit
For the Years Ended December 31, 2014 and 2013

	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total Shareholders' Deficit

BALANCE, December 31, 2012	745,761,432	$7,458	$285,573	$(312,428)	$(19,397)

Net loss	-	-	-	(115,954)	(115,954)

BALANCE, December 31, 2013	745,761,432	7,458	285,573	(428,382)	(135,351)

Net loss	-	-	-	(90,093)	(90,093)

BALANCE, December 31, 2014	745,761,432	$7,458	$285,573	$(518,475)	$(225,444)

See accompanying notes to the consolidated financial statements and Report of Independent Registered Public Accounting Firm.

Global Green, Inc.
Consolidated Statements of Cash Flows
For the Years ended December 31, 2014 and 2013

CASH FLOWS FROM OPERATING ACTIVITIES:	December 31, 2014	December 31, 2013
Net Loss	$(90,093)	$(115,954)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	336	336
Change in assets and liabilities:
Travel advances to officer	4,000	(6,000)
Prepaid expenses	750	375
Accounts payable and accrued expenses	(7,600)	(4,251)
Net cash used in operating activities	(92,607)	(125,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible advance - related party	10,000	300,000
Repayments on convertible advance - related party	(23,092)	(65,000)
Net cash used in/provided by financing activities	(13,092)	235,000

NET CHANGE IN CASH	(105,699)	109,505
CASH, beginning of period	113,532	4,027
CASH, end of period	$7,833	$113,532

SUPPLEMENTAL DISCLOSURES:
Cash Paid for Interest	$19,903	$-

See accompanying notes to the consolidated financial statements and Report of Independent Registered Public Accounting Firm.

Global Green, Inc.
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 1                          NATURE OF ORGANIZATION

Global Green, Inc. (the "Company") is a Florida Corporation incorporated on July 12, 2004 (inception) as a wholly owned subsidiary of Global Assets & Services, Inc.  In September 2004, the Company was spun out into a separate legal entity.  The Company changed its name from The Global Tech Assets, Inc. to Global Green, Inc. in April 2010 and its fiscal period end is December 31.

The Company is in the development stage.  The principal activities during the development stage include organizing the corporate structure, implementing the Company's business plan and raising capital.  Although the Company was formed in 2004, it did not have any operating activities until 2010.

Under the Share Exchange Agreement executed on November 29, 2010, between the Company and Nutritional Health Institute, LLC ("NHIL"), the Company acquired 100% of the issued and outstanding stock of Global Green International, Inc. ("GGII"), a wholly owned subsidiary of NHIL. At the same time, the Company issued approximately 683 million shares of its common stock, representing 93% of the ownership of the Company, to NHIL. After the above mentioned acquisition as per the Share Exchange Agreement, the Company has become a majority-owned subsidiary of NHIL. As the effective control over GGII did not change, in accordance with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") 805 Business Combinations, GGII is consolidated at its book value (See Note 4).  Prior to November 2010, GGII had no assets or operations, so there was no impact to the historical financial statements.

GGII, a wholly-owned subsidiary of the Company, has been granted the exclusive worldwide rights (the "Licensing Agreement") to manufacture, distribute, market and sell a Salmonella Antigen and Vaccine (the "Vaccine").  The Licensing Agreement was executed between NHIL and GGII before the Company acquired the 100% ownership of GGII and is the only asset of GGII.

In February 2011, the Vaccine entered into the final phase of becoming a United States Department of Agriculture ("USDA") approved vaccine for the in ovo vaccination of chicken eggs to provide immunity against Salmonella bacteria. In May 2011, the United States Patent and Trademark Office granted a patent for the method and composition in the Vaccine. In August 2011, an additional patent was granted related to the vaccine.

NOTE 2                          GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  As of December 31, 2014, the Company has incurred net losses of $518,475 and a net working capital deficit of $230,903 since inception.

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

Global Green, Inc.
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 3                          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") on the accrual basis of accounting.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements.  The significant accounting policies, estimates and related judgments underlying the Company's consolidated financial statements are summarized below.  In applying these policies, management makes subjective judgments that frequently require estimates about matters that are inherently uncertain.  Actual results could differ materially from those estimates.

Cash and Cash Equivalents
The Company considers all investments with a maturity date of three months or less when purchased to be cash equivalents.  There were no cash equivalents at December 31, 2014 and 2013.

Revenue Recognition
The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and ASC 605-15-25, Revenue Recognition.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues for the years ended December 31, 2014 and 2013.

Earnings Per Share
The Company has adopted ASC 260-10-50, Earnings Per Share, which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at December 31, 2014 and 2013.

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

Global Green, Inc.
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

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

Subsequent Events
In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events through March 24, 2015, the date the consolidated financial statements were available for issue.

NOTE 4                          INTANGIBLE ASSET

The Company accounts for its intangible asset in accordance FASB ASC 350 Intangibles—Goodwill and Other.  The intangible assets consist of the Licensing Agreement and is carried at an allocated cost, less accumulated amortization.  The Licensing Agreement was executed on November 29, 2010 between NHIL and GGII, before the Company acquired the 100% ownership of GGII as described in Note 1. The provisions in the License Agreement include the Company's responsibilities to protect the Vaccine information and to assume financial responsibilities for the acquisition of USDA approval of the Vaccine.  The License Agreement has no expiration date, but is being amortized over the 20 year legal life of the related patent. As the effective control over GGII did not change after acquisition by the Company, in accordance with ASC 805, Business Combinations, the License Agreement is consolidated at the book value.  At December 31, 2014 and 2013, the company recorded amortization expense of $336.  The Company expects amortization expense to be approximately $336 per year for each of the next five fiscal years.

Components of intangible assets at the years ended are as follows:

	December 31, 2014	December 31, 2013
License Agreement	$6,831	$6,831
Accumulated amortization	(1,372)	(1,036)
Intangible assets, net	$5,459	$5,795

Global Green, Inc.
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 5               TAXES

             The components of income tax benefit for the years ended are as follows:

	December 31, 2014	December 31, 2013

Current tax benefit	$(33,875)	$(43,599)
Change in valuation allowance	33,875	43,599

	$-	$-

The difference between income tax benefit computed by applying the statutory federal income tax rate to earnings before taxes for the years ended are as follows:

	December 31, 2014	December 31, 2013

Pretax loss at federal statutory rate	$(30,632)	$(39,425)
State income benefit, net of federal benefit	(3,243)	(4,174)
Change in valuation allowance	33,875	43,599

	$-	$-

The components of deferred taxes are as follows:

	December 31, 2014	December 31, 2013
Deferred income tax assets:
Operating loss carryforwards	$194,948	$161,073
Less: Valuation allowance	(194,948)	(161,073)

	$-	$-

At December 31, 2014 and 2013, a valuation allowance was established for the entire amount of the net deferred tax asset as the realization of the deferred tax asset is dependent on future taxable income.

At December 31, 2014, the Company had net operating loss carryforwards for tax purposes of $518,475 which will expire beginning in 2031, if not previously utilized.

Global Green, Inc.
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 6                          RELATED PARTY TRANSACTIONS AND COMMITMENTS

On January 15, 2013, the Company entered into a convertible advance with the Company's Chief Executive Officer and Chairman. The advance, with a face value of $300,000, bears interest at 5% per annum and is payable on demand. The advance is convertible, at the holder's option, into the Company's common or preferred shares based on the value of the shares at the execution date of the advance.  The convertible advance is valued at the greater of the face value of the advance or the fair value of the shares, if converted.  At December 31, 2014 and 2013, the convertible advance was recorded at $221,908 and $235,000, respectively.  Accrued interest related to this advance was $5,423 and $12,987 at December 31, 2014 and 2013, respectively, and is included in accounts payable and accrued expenses on the consolidated balance sheets.

The Company has exclusive rights to the Licensing Agreement with NHIL, the Company's majority shareholder, in which its wholly-owned subsidiary, GGII, assumes the financial responsibility for the acquisition and maintenance of all patents, as well as USDA's approval of Vaccines.

NOTE 7                          CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation.  When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450-20-50, Contingencies.  The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome.  If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals.  As of December 31, 2014, the Company is not aware of any contingent liabilities that should be reflected in the accompanying consolidated financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures (as defined in Rule 13(a) – 15(e)) are controls and procedures that are designed to ensure that information required to be disclosed by a public company in the reports that if files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2014, the Chief Executive Officer/Principal Accounting Officer has founds such controls and procedures to be ineffective as discussed further below.

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

Our Chief Executive Office/Principal Accounting Officer has concluded that our internal controls over financial reporting were ineffective as of December 31, 2014, due to the existence of the material weaknesses noted above that we have yet to fully remediate.

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

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position	Term

Dr. Mehran P. Ghazvini, DC	50	President, CEO, CFO, Treasurer and Chairman	Annual

Dr. Rene' M. Reed, DC	67	Vice President/Secretary and Director	Annual

Dr. Konky Sotomayor, DVM	58	Vice President – Research & Development and Director	Annual

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

Dr. Sotomayor is the developer of the Company's Salmogenics Vaccine and has worked in private laboratory and development positions since 1979.  He is a principal of Nutritional Health Industries Laboratories, LLC, and the Company's majority shareholder. During the last 5 years he has focused primarily on the development of the Salmogenics Vaccine with Nutritional Health Industries Laboratories, LLC.

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

(Remainder of Page Intentionally Left Blank)

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the fact that officers received a cash salary during the last three fiscal years. The following table sets forth this information by the Company including salary, bonus and certain other compensation to the Company's Chief Executive Officer and named executive officers for the years ended December 31, 2014, 2013 and 2012.

SUMMARY EXECUTIVES COMPENSATION TABLE

Name & Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Dr. Mehran P. Ghazvini, DC, President, CEO, CFO, Treasurer	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

Dr. Rene' M. Reed, DC, Vice- President & Secretary	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

Dr. Konky Sotomayor, VP of R&D	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

Drs. Ghazvini, Reed and Sotomayor do not have employment agreements with the Company nor do they receive compensation for their services from the Company or from the Company's majority shareholder, NHIL.

(Remainder of Page Intentionally Left Blank)

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executive Compensation Table" during the year ended December 31, 2014:

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

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Global Green does not have a stock option plan as of the date of this filing.  There was no grant of stock options to the Chief Executive Officer and other named executive officers during the fiscal years ended December 31, 2014 and 2013.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of Global Greens' outstanding common stock by:
•	• each person who is known by the Company to be the beneficial owner of five percent (5%) or more of the Company's common stock;
•	• Global Green's Chief Executive Officer, its other executive officers, and each director as identified in the "Management — Executive Compensation" section; and
•	• all of the Company's directors and executive officers as a group.
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

There are currently 3,000,000,000 common shares authorized of which 745,761,432 are outstanding at December 31, 2014.

The following sets forth information with respect to our common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group as of December 31, 2014.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

At December 31, 2014 and 2013, the amounts due to related parties were $221,908 and $235,000, respectively.

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

In January 2013, the Company entered into a convertible advance with the Company's Chief Executive Officer and Chairman, Dr. Ghazvini. The convertible advance with a face value of $300,000, bears interest at 5% per annum and is payable on demand. The advance is convertible, at the holder's option, into the Company's common or preferred shares based on the value of the shares at the execution date of the advance.  At December 31, 2014, the convertible advance had a balance of $221,908.   Accrued interest related to this advance was $5,423 at December 31, 2014 and is included in accounts payable and accrued expenses on the consolidated balance sheets.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

GENERAL. Accell Audit & Compliance, P.A. ("Accell") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining Accell's independence.  The engagement of our independent registered public accounting firm was approved by our of our board directors prior to the start of the audit of our consolidated financial statements for the years ended December 31, 2014 and 2013.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2014 and 2013 by Accell.

	Year Ended December 31,
	2014	2013
Audit Fees	$5,000	$4,500

Audit-related Fees	$5,250	$5,250

Tax Fees	$0	$0

All Other Fees	$0	$0

Total Fees	$10,250	$9,750

All audit work was performed by the auditors' full time employees.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

Exhibit Number	Description
3.1	Articles of Incorporation	*
3.2	Amended Articles of Incorporation – Name Change	*
3.3	Amended Articles of Incorporation – Share Increase	*
3.4	Bylaws	*
10.1	Share Exchange Agreement	*
10.2	License Agreement	*
10.3	Cost and Evaluation Agreement	**
31.1	Certification of Principal Executive and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed Herewith
32.1	Certification of Principal Executive and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith
99.1	AHPharma, Inc. Executive Summary and Addendum	*
99.2	Press Release dated March 12, 2014	Filed Herewith
99.3	Press Release dated June 4, 2014	Filed Herewith
99.4	Press Release dated August 5, 2014	Filed Herewith
99.5	Press Release dated September 26, 2014	Filed Herewith
99.6	Press Release dated October 9, 2014	Filed Herewith
99.7	Press Release dated October 29, 2014	Filed Herewith
101.INS	XBRL Instance Document	Filed Herewith (1)
101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith (1)
101.PRE	XBRL Taxonomy Extension presentation Linkbase Document	Filed Herewith (1)

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

GLOBAL GREEN, INC.

/s/ Dr. Mehran P. Ghazvini, DC	April 15, 2015
Dr. Mehran P. Ghazvini, DC
(Chief Executive Officer/Principal Executive Officer & Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dr. Mehran P. Ghazvini, DC	April 15, 2015
Dr. Mehran P. Ghazvini, DC, Chairman of the Board of Directors

/s/ Dr. Rene' M. Reed, DC	April 15, 2015
Dr. Rene' M. Reed, DC, Director

/s/ Dr. Konky Sotomayor, DVM	April 15, 2015
Dr. Konky Sotomayor, DVM, Director