Form 10-Q
period 2015-03-31
GLOBAL GREEN INC.
filed 2015-05-15
CIK 1522724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________

FORM 10Q
_________________
(Mark One)

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark  whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  past 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2)  has  been  subject  to the  filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of  May 13, 2015, there were 745,761,432 shares of the registrant's common stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

Global Green, Inc.
Consolidated Balance Sheets
March 31, 2015 (Unaudited) and December 31, 2014

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$7,722	$7,833
Travel advances to officer	2,000	2,000
Total current assets	9,722	9,833

Intangible asset, net	5,375	5,459

Total assets	$15,097	$15,292

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$22,372	$18,328
Due to shareholders	500	500
Convertible advance- related party (see Note 6)	241,908	221,908

Total liabilities	264,780	240,736

Commitments and Contingencies (see Note 7)	-	-

Shareholders' deficit:
Preferred stock; no par value; 100,000,000 shares authorized; no shares outstanding at March 31, 2015 or December 31, 2014	-	-
Common stock; $.00001 par value; 3,000,000,000 shares authorized; 745,761,432 shares issued and outstanding at March 31, 2015 and December 31, 2014	7,458	7,458
Additional paid in capital	285,573	285,573
Accumulated deficit	(542,714)	(518,475)

Total shareholders' deficit	(249,683)	(225,444)

Total liabilities and shareholders' deficit	$15,097	$15,292

See accompanying notes to the consolidated financial statements.

Global Green, Inc.
Consolidated Statements of Operations
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

REVENUES	$-	$-

OPERATING EXPENSES
Professional fees	19,293	9,027
Interest expense (see Note 6)	2,982	3,000
General and administrative	1,400	4,676
Stock transfer agent fees	450	450
Amortization	84	84
Bank Fees	30	-
Investor Relations	-	3,000
Total operating expenses	24,239	20,237

NET LOSS	$(24,239)	$(20,237)

Net loss per share applicable to common stockholders — basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	745,761,432	745,761,432

See accompanying notes to the consolidated financial statements.

Global Green, Inc.
Consolidated Statements of Shareholders' Deficit
For the Period Ended March 31, 2015
(Unaudited)

	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total Shareholders' Deficit

BALANCE, December 31, 2013	745,761,432	$7,458	$285,573	$(428,382)	$(135,351)

Net loss	-	-	-	(90,093)	(90,093)

BALANCE, December 31, 2014	745,761,432	7,458	285,573	(518,475)	(225,444)

Net loss	-	-	-	(24,239)	(24,239)

BALANCE, March 31, 2015	745,761,432	$7,458	$285,573	$(542,714)	$(249,683)

See accompanying notes to the consolidated financial statements.

Global Green, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net Loss	$(24,239)	$(20,237)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	84	84
Change in assets and liabilities:
Travel advances to officer	-	4,000
Accounts payable and accrued expenses	4,044	(7,759)
Net cash used in operating activities	(20,111)	(23,912)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible advance - related party	20,000	-
Repayments on convertible advance - related party	-	(16,000)
Net cash provided by/used in financing activities	20,000	(16,000)

NET CHANGE IN CASH	(111)	(39,912)
CASH, beginning of period	7,833	113,532
CASH, end of period	$7,722	$73,620

SUPPLEMENTAL DISCLOSURES:
Cash Paid for Interest	$-	$2,916

See accompanying notes to the consolidated financial statements.

Global Green, Inc.
Notes to the Consolidated Financial Statements
March 31, 2015
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

NOTE 2                          GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  As of March 31, 2015, the Company has incurred net losses of $542,714 and a net working capital deficit of $255,058 since inception.

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
March 31, 2015
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

Cash and Cash Equivalents
The Company considers all investments with a maturity date of three months or less when purchased to be cash equivalents.  There were no cash equivalents at March 31, 2015 and December 31, 2014.

Revenue Recognition
The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and ASC 605-15-25, Revenue Recognition.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues for the periods ended March 31, 2015 and 2014.

Earnings Per Share
The Company has adopted ASC 260-10-50, Earnings Per Share, which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at March 31, 2015 and 2014.

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

Global Green, Inc.
Notes to the Consolidated Financial Statements
March 31, 2015
(Unaudited)

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

Subsequent Events
In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events through May 8, 2015, the date the consolidated financial statements were available for issue.

NOTE 4                         INTANGIBLE ASSET

The Company accounts for its intangible asset in accordance FASB ASC 350 Intangibles—Goodwill and Other.  The intangible assets consist of the Licensing Agreement and is carried at an allocated cost, less accumulated amortization.  The Licensing Agreement was executed on November 29, 2010 between NHIL and GGII, before the Company acquired the 100% ownership of GGII as described in Note 1. The provisions in the License Agreement include the Company's responsibilities to protect the Vaccine information and to assume financial responsibilities for the acquisition of USDA approval of the Vaccine.  The License Agreement has no expiration date, but is being amortized over the 20 year legal life of the related patent. As the effective control over GGII did not change after acquisition by the Company, in accordance with ASC 805, Business Combinations, the License Agreement is consolidated at the book value.  At March 31, 2015 and 2014, the company recorded amortization expense of $84.  The Company expects amortization expense to be approximately $336 per year for each of the next five fiscal years.

Components of intangible assets at the periods ended are as follows:

	March 31, 2015	December 31, 2014
License Agreement	$6,831	$6,831
Accumulated amortization	(1,456)	(1,372)
Intangible assets, net	$5,375	$5,459

Global Green, Inc.
Notes to the Consolidated Financial Statements
March 31, 2015
(Unaudited)

NOTE 5                          TAXES

                  The components of income tax benefit for the years ended are as follows:

	March 31, 2015	March 31, 2014

Current tax benefit	$(9,114)	$(7,609)
Change in valuation allowance	9,114	7,609

	$-	$-
            The difference between income tax benefit computed by applying the statutory federal income tax rate to earnings before taxes for the years ended are as follows:
	March 31, 2015	March 31, 2014

Pretax loss at federal statutory rate	$(8,241)	$(6,881)
State income benefit, net of federal benefit	(873)	(729)
Change in valuation allowance	9,114	7,609

	$-	$-

            The components of deferred taxes are as follows:
	March 31, 2015	December 31, 2014
Deferred income tax assets:
Operating loss carryforwards	$204,062	$194,948
Less: Valuation allowance	(204,062)	(194,948)

	$-	$-
At March 31, 2015 and December 31, 2014, a valuation allowance was established for the entire amount of the net deferred tax asset as the realization of the deferred tax asset is dependent on future taxable income.

At March 31, 2015, the Company had net operating loss carryforwards for tax purposes of $542,714 which will expire beginning in 2031, if not previously utilized.

Global Green, Inc.
Notes to the Consolidated Financial Statements
March 31, 2015
(Unaudited)

NOTE 6                          RELATED PARTY TRANSACTIONS AND COMMITMENTS
On January 15, 2013, the Company entered into a convertible advance with the Company's Chief Executive Officer and Chairman. The advance, with a face value of $300,000, bears interest at 5% per annum and is payable on demand. The advance is convertible, at the holder's option, into the Company's common or preferred shares based on the value of the shares at the execution date of the advance.  The convertible advance is valued at the greater of the face value of the advance or the fair value of the shares, if converted.  At March 31, 2015 and December 31, 2014, the convertible advance was recorded at $241,908 and $221,908, respectively.  Accrued interest related to this advance was $8,405 and $5,423 at March 31, 2015 and December 31, 2014, respectively, and is included in accounts payable and accrued expenses on the consolidated balance sheets.

The Company has exclusive rights to the Licensing Agreement with NHIL, the Company's majority shareholder, in which its wholly-owned subsidiary, GGII, assumes the financial responsibility for the acquisition and maintenance of all patents, as well as USDA's approval of Vaccines.

NOTE 7                          CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation.  When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450-20-50, Contingencies.  The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome.  If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals.  As of March 31, 2015, the Company is not aware of any contingent liabilities that should be reflected in the accompanying consolidated financial statements.

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

PLAN OF OPERATIONS

We had no operations prior to January 2009 and we did not have any revenues during the quarter ended March 31, 2015 nor the fiscal years ended December 31, 2014 and 2013. We have minimal capital, minimal cash, and intangible assets consist of a patent. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.

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

The Company's status regarding its Phase IV efficacy testing as of the time of this filing depends upon finding another vaccine manufacturer.   Phase IV refers to the Company's stages of testing and not any other outside agency criteria.

In August 2012, the Company began a study design to determine how long a chicken can be protected against Salmonella after it begins laying eggs. The thesis of the study is if a layer hen is not infected with the Salmonella bacteria or shows reduced levels of the bacteria, then neither the egg, nor the chick, when it hatches, will have Salmonella or the egg or chick will show reduced levels of the bacteria.  In theory, there is a "timelined" vaccine effect that will be logged and sequenced during the study, beginning from a newly-hatched chicken, to the 18-20 weeks before the chicken becomes a layer hen, and, after that, until the end of the hen's productive life. At the time of this filing the study protocols have been finished and we are in the process of identifying a manufacture.

In September 2013, the Company announced the signing of an agreement with Merial Ltd., the Animal Health Division of Sanofi, to conduct an internal evaluation of the Company's patented Salmogenics vaccine technology. The evaluation with Merial was terminated upon the expiration of the agreement on October 1, 2014.   No further efforts with Merial are in process.

In January 2013, the Company entered into a convertible advance with the Company's Chief Executive Officer and Chairman, Dr. Ghazvini. The convertible advance with a face value of $300,000, bears interest at 5% per annum and is payable on demand. The convertible advance is convertible, at the holder's option, into the Company's common or preferred shares based on the value of the shares at the execution date of the advance which was $0.04 per share (closing price on January 15, 2013).  At March 31, 2015, the convertible advance had a balance of $241,908.   Accrued interest related to this advance was $8,405 at March 31, 2015 and is included in accounts payable and accrued expenses on the balance sheet.  If converted, this would amount to an additional 6,047,700 common shares or an undetermined number and class of preferred shares.

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

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

During the three months ended March 31, 2015 and 2014, the Company did not recognize any revenues from it operational activities.  Management does not anticipate recognizing any revenues from the sale of the Salmogenic vaccine, until the final approval of the USDA has been granted and that time the Company will be able to begin sales and marketing efforts.

During the three months ended March 31, 2015, the Company incurred operational expenses of $24,239.  During the three months ended March 31, 2014, the Company incurred operational expenses of $20,237.  The increase of $4,002 was primarily a result of a $10,266 increase in professional fees offset by a $8 decrease in interest expense and $3,276 decrease in general and administrative fees.

 During the three months ended March 31, 2015, the Company recognized a net loss of $24,239 compared to a net loss of $20,237 during the three months ended March 31, 2014.  The increase of $4,002 was a direct result of the expenses discussed above.

LIQUIDITY

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2014, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

At March 31, 2015, the Company had total current assets of $9,722, consisting of $7,722 in cash and $2,000 travel advances to officers.  At March 31, 2015, total current liabilities were $264,780, consisting of $22,372 in accounts payable and accrued expenses and $500 due to shareholders and a convertible advance to a related party of $241,908.  At March 31, 2015, the Company had a net working capital deficit of $255,058.

During the three months ended March 31, 2015, the Company used $20,111 in funds in it operational activities.  During the three months ended March 31, 2015, the Company recognized a net loss of $24,239 which was adjusted for $84 in amortization expense.  During the three months ended March 31, 2014, the Company used $23,912 in its operations, a net loss of $20,237 was adjusted for the non-cash item of $84 in amortization expense.

During the three months ended March 31, 2015, the Company used $0 in its financing activities, and received proceeds of $20,000 from a convertible advance made by its Chief Executive Officer and Chairman, discussed below.

On January 15, 2013 the Company entered into a revolving convertible advance with the Company's Chief Executive Officer and Chairman. The convertible advance, with a face value of $300,000, bears interest at 5% per annum and is payable on demand. The convertible advance is convertible, at the holder's option, into the Company's common or preferred shares based on the value of the shares at the execution date of the advance.  The convertible advance is valued at the greater of the face value of the advance or the fair value of the shares, if converted.  At March 31, 2015 and December 31, 2014, the convertible advance was recorded at $241,908 and $221,908, respectively.  Accrued interest related to this advance was $8,405 and $5,423 at March 31, 2015 and December 31, 2014, respectively, and is included in accounts payable and accrued expenses on the balance sheet.

Short Term

On a short-term basis, the Company has not generated any revenue.  For short term needs the Company will be dependent on receipt, if any, of offering proceeds.

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

Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and FASB ASC 605-15-25, Revenue Recognition.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues from inception to March 31, 2015.

Earnings Per Share

The Company has adopted ASC 260-10-50, Earnings Per Share, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at March 31, 2015 or March 31, 2014.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of December 31, 2014 through March 31, 2015, the Company did not make any issuances of its equity securities.

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

GLOBAL GREEN, INC.
(Registrant)

Dated:   May 15, 2015                                                                                        By: /s/ Dr. Mehran P. Ghazvini, DC
Dr.  Mehran P. Ghazvini, DC
(Principal Executive Officer, Chief Financial Officer
and Principal Accounting  Officer)