Form 10-Q
period 2015-06-30
GLOBAL GREEN INC.
filed 2015-08-13
CIK 1522724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________

FORM 10Q
_________________
(Mark One)

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of  August  6, 2015, there were 745,761,432 shares of the registrant's common stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

Global Green, Inc.
Consolidated Balance Sheets
June 30, 2015 (unaudited) and December 31, 2014

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$432	$7,833
Travel advances to officer	2,000	2,000
Total current assets	2,432	9,833

Intangible asset, net	5,291	5,459

Total assets	$7,723	$15,292

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$20,867	$18,328
Due to shareholders	500	500
Convertible advance- related party (see Note 6)	247,908	221,908

Total liabilities	269,275	240,736

Commitments and Contingencies (see Note 7)	-	-

Shareholders' deficit:
Preferred stock; no par value; 100,000,000 shares authorized; no shares outstanding at June 30, 2015 or December 31, 2014	-	-
Common stock; $.00001 par value; 3,000,000,000 shares authorized; 745,761,432 shares issued and outstanding at June 30, 2015 and December 31, 2014	7,458	7,458
Additional paid in capital	285,573	285,573
Accumulated deficit	(554,583)	(518,475)

Total shareholders' deficit	(261,552)	(225,444)

Total liabilities and shareholders' deficit	$7,723	$15,292

 See accompanying notes to the consolidated financial statements

Global Green, Inc.
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	26,071	12,891	6,778	3,864
Interest expense (see Note 6)	6,031	5,600	3,049	2,600
General and administrative	2,693	8,073	1,293	3,397
Stock transfer agent fees	1,025	1,650	575	450
Amortization	168	168	84	84
Bank fees	120	-	90	-
Investor Relations	-	6,000	-	3,000
Vaccine testing	-	5,000	-	5,000
Total operating expenses	36,108	39,382	11,869	18,395

NET LOSS	$(36,108)	$(39,382)	$(11,869)	$(18,395)

Net loss per share applicable to common stockholders — basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	745,761,432	745,761,432	745,761,432	745,761,432

 See accompanying notes to the consolidated financial statements

Global Green, Inc.
Consolidated Statements of Shareholders' Deficit
For the Period Ended June 30, 2015
(Unaudited)

	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total Shareholders' Deficit

BALANCE, December 31, 2013	745,761,432	$7,458	$285,573	$(428,382)	$(135,351)

Net loss	-	-	-	(90,093)	(90,093)

BALANCE, December 31, 2014	745,761,432	7,458	285,573	(518,475)	(225,444)

Net loss	-	-	-	(36,108)	(36,108)

BALANCE, June 30, 2015	745,761,432	$7,458	$285,573	$(554,583)	$(261,552)

 See accompanying notes to the consolidated financial statements

Global Green, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net Loss	$(36,108)	$(39,382)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	168	168
Change in assets and liabilities:
Prepaid expenses	-	750
Travel advances to officer	-	4,000
Accounts payable and accrued expenses	2,539	3,129
Net cash used in operating activities	(33,401)	(31,335)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) from convertible advance - related party	26,000	(39,000)
Net cash provided by (used in) financing activities	26,000	(39,000)

NET CHANGE IN CASH	(7,401)	(70,335)
CASH, beginning of period	7,833	113,532
CASH, end of period	$432	$43,197

SUPPLEMENTAL DISCLOSURES:
Cash Paid for Interest	$-	$5,630

See accompanying notes to the consolidated financial statements

Global Green, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
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

These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  As of June 30, 2015, the Company has incurred net losses of $554,583 and a net working capital deficit of $266,843 since inception.

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

Cash and Cash Equivalents

The Company considers all investments with a maturity date of three months or less when purchased to be cash equivalents.  There were no cash equivalents at June 30, 2015 and December 31, 2014.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and ASC 605-15-25, Revenue Recognition.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues for the periods ended June 30, 2015 and 2014.

Earnings Per Share

The Company has adopted ASC 260-10-50, Earnings Per Share, which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at June 30, 2015 and 2014.

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

Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events through August 6, 2015, the date the consolidated financial statements were available for issue.

NOTE 4	INTANGIBLE ASSET

The Company accounts for its intangible asset in accordance FASB ASC 350 Intangibles—Goodwill and Other.  The intangible assets consist of the Licensing Agreement and is carried at an allocated cost, less accumulated amortization.  The Licensing Agreement was executed on November 29, 2010 between NHIL and GGII, before the Company acquired the 100% ownership of GGII as described in Note 1. The provisions in the License Agreement include the Company's responsibilities to protect the Vaccine information and to assume financial responsibilities for the acquisition of USDA approval of the Vaccine.  The License Agreement has no expiration date, but is being amortized over the 20 year legal life of the related patent. As the effective control over GGII did not change after acquisition by the Company, in accordance with ASC 805, Business Combinations, the License Agreement is consolidated at the book value.  For the periods ended June 30, 2015 and 2014, the Company recorded amortization expense of $168.  The Company expects amortization expense to be approximately $336 per year for each of the next five fiscal years.

Components of intangible assets at the periods ended are as follows:
	June 30, 2015	December 31, 2014
License Agreement	$6,831	$6,831
Accumulated amortization	(1,540)	(1,372)
Intangible assets, net	$5,291	$5,459

NOTE 5	TAXES

         The components of income tax benefit for the years ended are as follows:
	June 30, 2015	June 30, 2014

Current tax benefit	$(13,577)	$(14,808)
Change in valuation allowance	13,577	14,808

	$-	$-

The difference between income tax benefit computed by applying the statutory federal income tax rate to earnings before taxes for the years ended are as follows:
	June 30, 2015	June 30, 2014

Pretax loss at federal statutory rate	$(12,277)	$(13,390)
State income benefit, net of federal benefit	(1,300)	(1,418)
Change in valuation allowance	13,577	14,808

	$-	$-

The components of deferred taxes are as follows:
	June 30, 2015	December 31, 2014
Deferred income tax assets:
Operating loss carryforwards	$208,525	$194,948
Less: Valuation allowance	(208,525)	(194,948)

	$-	$-

At June 30, 2015 and December 31, 2014, a valuation allowance was established for the entire amount of the net deferred tax asset as the realization of the deferred tax asset is dependent on future taxable income.

At June 30, 2015, the Company had net operating loss carryforwards for tax purposes of $554,583 which will expire beginning in 2031, if not previously utilized.

NOTE 6	RELATED PARTY TRANSACTIONS AND COMMITMENTS

On January 15, 2013, the Company entered into a convertible advance with the Company's Chief Executive Officer and Chairman. The advance, with a face value of $300,000, bears interest at 5% per annum and is payable on demand. The advance is convertible, at the holder's option, into the Company's common or preferred shares based on the value of the shares at the execution date of the advance.  The convertible advance is valued at the greater of the face value of the advance or the fair value of the shares, if converted.  At June 30, 2015 and December 31, 2014, the convertible advance was recorded at $247,908 and $221,908, respectively.  Accrued interest related to this advance was $11,454 and $5,423 at June 30, 2015 and December 31, 2014, respectively, and is included in accounts payable and accrued expenses on the consolidated balance sheets.

The Company has exclusive rights to the Licensing Agreement with NHIL, the Company's majority shareholder, in which its wholly-owned subsidiary, GGII, assumes the financial responsibility for the acquisition and maintenance of all patents, as well as USDA's approval of Vaccines.

NOTE 7	CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation.  When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450-20-50, Contingencies.  The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome.  If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals.  As of June 30, 2015, the Company is not aware of any contingent liabilities that should be reflected in the accompanying consolidated financial statements.

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

PLAN OF OPERATIONS

We did not have any revenues during the quarter ended June 30, 2015 nor the fiscal years ended December 31, 2014 and 2013. We have minimal capital, minimal cash, and only our intangible assets consist of our patents and patent applications, business plan, relationships and contacts. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.

In March 2012, the Company completed its Final Efficacy Testing and submitted the results to the USDA and are awaiting a response from the USDA.  Our continuing plan of operations will be as follows:

Milestones

3rd Quarter 2015

•	Continuing searching/negotiating with other partners/vaccine manufacturers.
•	Initiating designs of protocols for commercial production, their finalization and testing.
•	Identifying sources of financing.
•	Negotiating with NHIL for licensing agreements for new vaccine technologies.

4thQuarter 2015

•	Continuing searching/negotiating with other partners/vaccine manufacturers.
•	Initiating designs of protocols for commercial production, their finalization and testing.
•	Identifying sources of financing.
•	Negotiating with NHIL for licensing agreements for new vaccine technologies.

1st Quarter 2016

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

On January 15, 2013, the Company entered into a convertible advance with the Company's Chief Executive Officer and Chairman. The advance, with a face value of $300,000, bears interest at 5% per annum and is payable on demand. The advance is convertible, at the holder's option, into the Company's common or preferred shares based on the value of the shares at the execution date of the advance.  The convertible advance is valued at the greater of the face value of the advance or the fair value of the shares, if converted.  At June 30, 2015 and December 31, 2014, the convertible advance was recorded at $247,908 and $221,908, respectively.  Accrued interest related to this advance was $11,454 and $5,423 at June 30, 2015 and December 31, 2014, respectively, and is included in accounts payable and accrued expenses on the consolidated balance sheets.

We will need substantial additional capital to support our proposed future operations.  We have no revenues.  We have no committed source for any funds as of the date hereof.  No representation is made that any funds will be available when needed.  In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales, and could fail in business as a result of these uncertainties.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

During the three months ended June 30, 2015 and 2014, the Company did not recognize any revenues from it operational activities.  Management does not anticipate recognizing any revenues from the sale of the Salmogenic vaccine, until the final approval of the USDA has been granted and at that time the Company will be able to begin sales and marketing efforts.

During the three months ended June 30, 2015, the Company incurred operational expenses of $11,869.  During the three months ended June 30, 2014, the Company incurred operational expenses of $18,395.  The decrease of $6,526 was primarily a result of a $2,914 increase in professional fees expenses due to legal services in connection with the Appeal process relating to the 10 day trading suspension, $449 increase in interest expense, and a $2,104 decrease in general and administrative expenses combined with a $3,000 decrease in investor relations and a $5,000 decrease in vaccine testing.  The decrease in vaccine and testing expenses was a result of delays in vaccine related researches.

 During the three months ended June 30, 2015, the Company recognized a net loss of $11,869 compared to a net loss of $18,395 during the three months ended June 30, 2014.  The decrease of $6,526 was a direct result of the expenses discussed above.

For the Six  Months Ended June 30, 2015 Compared to the Six  Months Ended June 30, 2014

During the six months ended June 30, 2015 and 2014, the Company did not recognize any revenues from it operational activities.  Management does not anticipate recognizing any revenues from the sale of the Salmogenic vaccine, until the final approval of the USDA has been granted and that time the Company will be able to begin sales and marketing efforts.

During the six months ended June 30, 201,5, the Company incurred operational expenses of $36,108.  During the six months ended June 30, 2014, the Company incurred operational expenses of $39,382.  The decrease of $3,274 was primarily a result of a $5,380 decrease in general and administrative expenses combined with a $13,180 increase in professional fees offset by a $6,000 decrease in investor relations and a $5,000 decrease in vaccine testing.  The decrease in vaccine and testing expenses was a result of delays in vaccine related researches.

 During the six months ended June 30, 2015, the Company recognized a net loss of $36,108 compared to a net loss of $39,382 during the six months ended June 30, 2014.  The decrease of $3,274 was a direct result of the expenses discussed above.

LIQUIDITY

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2014, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

At June 30, 2015, the Company had total current assets of $2,432, consisting of $432 in cash and $2,000 travel advances to officers.  At June 30, 2015, total current liabilities were $269,275, consisting of $20,867 in accounts payable and accrued expenses, $500 due to shareholders, and a convertible advance to related party of $247,908.  At June 30, 2015, the Company had working capital deficit of $266,843.
During the six months ended June 30, 2015, the Company used $33,401 in funds in it operational activities.  During the six months ended June 30, 2015, the Company recognized a net loss of $36,108 which was adjusted for $168 in amortization expense.  During the six months ended June 30, 2014, the Company used $31,335 in its operations, a net loss of $39,382 was adjusted for the non-cash item of $168 in amortization expense.
During the six months ended June 30, 2015, the Company received $26,000 in its financing activities from additional proceeds on the outstanding convertible advance made by its Chief Executive Officer and Chairman, discussed below.

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

Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and FASB ASC 605-15-25, Revenue Recognition.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues from inception to June 30, 2015.

Earnings Per Share

The Company has adopted ASC 260-10-50, Earnings Per Share, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at June 30, 2015 or June 30, 2014.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of April 1, 2015 through June 30, 2015, the Company did not make any issuances of its equity securities.

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

GLOBAL GREEN, INC.
(Registrant)

Dated: August 13, 2015	By: /s/ Dr. Mehran P. Ghazvini, DC
Dr. Mehran P. Ghazvini, DC
(Principal Executive Officer, Chief Financial Officer
and Principal Accounting Officer)