Form 10-Q
period 2015-09-30
GLOBAL GREEN INC.
filed 2015-11-05
CIK 1522724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________

FORM 10Q
_________________
(Mark One)

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 5, 2015, there were 745,761,432 shares of the registrant’s common stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

Global Green, Inc.
Consolidated Balance Sheets
September 30, 2015 (Unaudited) and December 31, 2014

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$474	$7,833
Travel advances to officer	2,000	2,000
Total current assets	2,474	9,833

Intangible asset, net	5,207	5,459

Total assets	$7,681	$15,292

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$5,383	$12,905
Accrued interest – related party (see Note 6)	14,657	5,423
Due to shareholders	500	500
Convertible advance - related party (see Note 6)	257,908	221,908

Total liabilities	278,448	240,736

Commitments and Contingencies (see Note 7)	-	-

Shareholders' deficit:
Preferred stock; no par value; 100,000,000 shares authorized; no shares outstanding at September 30, 2015 or December 31, 2014	-	-
Common stock; $.00001 par value; 3,000,000,000 shares authorized; 745,761,432 shares issued and outstanding at September 30, 2015 and December 31, 2014	7,458	7,458
Additional paid in capital	285,573	285,573
Accumulated deficit	(563,798)	(518,475)

Total shareholders' deficit	(270,767)	(225,444)

Total liabilities and shareholders' deficit	$7,681	$15,292

See accompanying notes to the consolidated financial statements.

Global Green, Inc.
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited)
	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	5,133	5,040	31,204	17,931
Interest expense	3,203	2,438	9,234	8,038
Stock transfer agent fees	450	600	1,475	2,250
General and administrative	185	1,940	2,878	10,013
Bank fees	160	-	280	-
Amortization	84	84	252	252
Vaccine testing	-	-	-	5,000
Investor relations	-	3,000	-	9,000
Total operating expenses	9,215	13,102	45,323	52,484

NET LOSS	$(9,215)	$(13,102)	$(45,323)	$(52,484)

Net loss per share applicable to common stockholders — basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	745,761,432	745,761,432	745,761,432	745,761,432

See accompanying notes to the consolidated financial statements.

Global Green, Inc.
Consolidated Statements of Shareholders' Deficit
For the Period Ended September 30, 2015

	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total Shareholders' Deficit

BALANCE, December 31, 2013	745,761,432	$7,458	$285,573	$(428,382)	$(135,351)

Net loss	-	-	-	(90,093)	(90,093)

BALANCE, December 31, 2014	745,761,432	7,458	285,573	(518,475)	(225,444)

Net loss	-	-	-	(45,323)	(45,323)

BALANCE, September 30, 2015 (unaudited)	745,761,432	$7,458	$285,573	$(563,798)	$(270,767)
.
See accompanying notes to the consolidated financial statements.

Global Green, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net Loss	$(45,323)	$(52,484)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	252	252
Change in assets and liabilities:
Prepaid expenses	-	750
Travel advances to officer	-	4,000
Accounts payable	(7,522)	(3,912)
Accrued interest – related party	9,234	5,043
Net cash used in operating activities	(43,359)	(46,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) from convertible advance - related party	36,000	(40,000)
Net cash provided by/used in financing activities	36,000	(40,000)

NET CHANGE IN CASH	(7,359)	(86,351)
CASH, beginning of period	7,833	113,532
CASH, end of period	$474	$27,181

SUPPLEMENTAL DISCLOSURES:
Cash Paid for Interest	$-	$5,630

See accompanying notes to the consolidated financial statements.

Global Green, Inc.
Notes to the Consolidated Financial Statements
September 30, 2015
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

NOTE 2                          GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.  As of September 30, 2015, the Company has incurred net losses of $563,798 and a net working capital deficit of $275,974 since inception.

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
September 30, 2015
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

Cash and Cash Equivalents

The Company considers all investments with a maturity date of three months or less when purchased to be cash equivalents.  There were no cash equivalents at September 30, 2015 and December 31, 2014.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and ASC 605-15-25, Revenue Recognition.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues for the periods ended September 30, 2015 and 2014.

Earnings Per Share

The Company has adopted ASC 260-10-50, Earnings Per Share, which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at September 30, 2015 and 2014.

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
September 30, 2015
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
Reclassifications

Certain reclassifications have been made to the prior year balances in order to conform to the current year presentation.

Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events through October 30, 2015, the date the consolidated financial statements were available for issue.

NOTE 4                          INTANGIBLE ASSET

The Company accounts for its intangible asset in accordance FASB ASC 350 Intangibles—Goodwill and Other.  The intangible asset consists of the Licensing Agreement and is carried at an allocated cost, less accumulated amortization.  The Licensing Agreement was executed on November 29, 2010 between NHIL and GGII, before the Company acquired the 100% ownership of GGII as described in Note 1. The provisions in the License Agreement include the Company's responsibilities to protect the Vaccine information and to assume financial responsibilities for the acquisition of USDA approval of the Vaccine.  The License Agreement has no expiration date, but is being amortized over the 20 year legal life of the related patent. As the effective control over GGII did not change after acquisition by the Company, in accordance with ASC 805, Business Combinations, the License Agreement is consolidated at the book value.  At September 30, 2015 and 2014, the company recorded amortization expense of $252.  The Company expects amortization expense to be approximately $336 per year for each of the next five fiscal years.

Components of intangible asset at the periods ended are as follows:
	September 30, 2015	December 31, 2014
License Agreement	$6,831	$6,831
Accumulated amortization	(1,624)	(1,372)
Intangible asset, net	$5,207	$5,459

Global Green, Inc.
Notes to the Consolidated Financial Statements
September 30, 2015
(Unaudited)

NOTE 5                          TAXES

                    The components of income tax benefit for the years ended are as follows:

	September 30, 2015	September 30, 2014

Current tax benefit	$(17,042)	$(19,734)
Change in valuation allowance	17,042	19,734

	$-	$-

The difference between income tax benefit computed by applying the statutory federal income tax rate to earnings before taxes for the years ended are as follows:

	September 30, 2015	September 30, 2014

Pretax loss at federal statutory rate	$(15,410)	$(17,845)
State income benefit, net of federal benefit	(1,632)	(1,889)
Change in valuation allowance	17,042	19,734

	$-	$-

The components of deferred taxes are as follows:

	September 30, 2015	December 31, 2014
Deferred income tax assets:
Operating loss carryforwards	$225,567	$194,948
Less: Valuation allowance	(225,567)	(194,948)

	$-	$-

At September 30, 2015 and December 31, 2014, a valuation allowance was established for the entire amount of the net deferred tax asset as the realization of the deferred tax asset is dependent on future taxable income.

At September 30, 2015, the Company had net operating loss carryforwards for tax purposes of $563,798 which will expire beginning in 2031, if not previously utilized.

Global Green, Inc.
Notes to the Consolidated Financial Statements
September 30, 2015
(Unaudited)

NOTE 6                          RELATED PARTY TRANSACTIONS AND COMMITMENTS
On January 15, 2013, the Company entered into a convertible advance with the Company's Chief Executive Officer and Chairman. The advance, with a face value of $300,000, bears interest at 5% per annum and is payable on demand. The advance is convertible, at the holder's option, into the Company's common or preferred shares based on the value of the shares at the execution date of the advance.  The convertible advance is valued at the greater of the face value of the advance or the fair value of the shares, if converted.  At September 30, 2015 and December 31, 2014, the convertible advance was recorded at $257,908 and $221,908, respectively.  Accrued interest related to this advance was $14,657 and $5,423 at September 30, 2015 and December 31, 2014, respectively, and is included in accrued interest – related party on the consolidated balance sheets.

The Company has exclusive rights to the Licensing Agreement with NHIL, the Company’s majority shareholder, in which its wholly-owned subsidiary, GGII, assumes the financial responsibility for the acquisition and maintenance of all patents, as well as USDA’s approval of Vaccines.

NOTE 7                         CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation.  When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450-20-50, Contingencies.  The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome.  If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals.  As of September 30, 2015, the Company is not aware of any contingent liabilities that should be reflected in the accompanying consolidated financial statements.

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

The independent registered public accounting firm’s report on the Company’s financial statements as of December 31, 2014, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

PLAN OF OPERATIONS

We did not have any revenues during the quarter ended September 30, 2015 nor the fiscal years ended December 31, 2014 and 2013. We have minimal capital, minimal cash, and our intangible assets consist of our patents and patent applications, business plan, relationships and contacts. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.

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

2nd Quarter 2016

•	Continuing searching/negotiating with other partners/vaccine manufacturers.
•	Initiating designs of protocols for commercial production, their finalization and testing.
•	Identifying sources of financing.
•	Negotiating with NHIL for licensing agreements for new vaccine technologies.

The Company’s status regarding its Phase IV efficacy testing as of the time of this filing depends upon finding another vaccine manufacturer.

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

On January 15, 2013, the Company entered into a convertible advance with the Company's Chief Executive Officer and Chairman. The advance, with a face value of $300,000, bears interest at 5% per annum and is payable on demand. The advance is convertible, at the holder's option, into the Company's common or preferred shares based on the value of the shares at the execution date of the advance.  The convertible advance is valued at the greater of the face value of the advance or the fair value of the shares, if converted.  At September 30, 2015 and December 31, 2014, the convertible advance was recorded at $257,908 and $221,908, respectively.  Accrued interest related to this advance was $14,657 and $5,423 at September 30, 2015 and December 31, 2014, respectively, and is included in and accrued interest – related party on the consolidated balance sheets.

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

During the three months ended September 30, 2015 and 2014, the Company did not recognize any revenues from  operational activities.  Management does not anticipate recognizing any revenues from the sale of the Salmogenic vaccine, until the final approval of the USDA has been granted and at that time the Company will be able to begin sales and marketing efforts.

During the three months ended September 30, 2015, the Company incurred operational expenses of $9,215.  During the three months ended September 30, 2014, the Company incurred operational expenses of $13,102.  The decrease of $3,887 was primarily a result of a decrease of $150 in stock transfer agent fees, $1,755 decrease in general and administrative expenses and a $3,000 decrease in investor relations, offset by a $93 increase in professional fees expenses and a $765 increase in interest expense.

 During the three months ended September 30, 2015, the Company recognized a net loss of $9,215 compared to a net loss of $13,102 during the three months ended September 30, 2014.  The increase of $3,887 was a direct result of the expenses discussed above.

For the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

During the nine months ended September 30, 2015 and 2014, the Company did not recognize any revenues from operational activities.  Management does not anticipate recognizing any revenues from the sale of the Salmogenic vaccine, until the final approval of the USDA has been granted and that time the Company will be able to begin sales and marketing efforts.

During the nine months ended September 30, 2015, the Company incurred operational expenses of $45,323.  During the nine months ended September 30, 2014, the Company incurred operational expenses of $52,484.  The decrease of $7,161 was primarily a result of a $7,135 decrease in general and administrative expenses combined with a $5,000 decrease in vaccine testing and a $9,000 decrease in investor relation, offset by a $13,273 increase in professional fees.  The decrease in vaccine and testing expenses was a result of delays in vaccine related researches.

During the nine months ended September 30, 2015, the Company recognized a net loss of $45,323 compared to a net loss of $52,484 during the nine months ended September 30, 2014.  The decrease of $7,161 was a direct result of the expenses discussed above.

LIQUIDITY

The independent registered public accounting firm’s report on the Company’s financial statements as of December 31, 2014, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

At September 30, 2015, the Company had total current assets of $2,474, consisting of $474 in cash and $2,000 travel advances to officers.  At September 30, 2015, total current liabilities were $278,448, consisting of $5,383 in accounts payable, $500 due to shareholders, $14,657 in accrued interest to a related party, and a convertible advance to related party of $257,908.  At September 30, 2015, the Company had working capital deficit of $275,974.

During the nine months ended September 30, 2015, the Company used $43,359 in funds in its operational activities.  During the nine months ended September 30, 2015, the Company recognized a net loss of $45,323 which was adjusted for $252 in amortization expense.  During the nine months ended September 30, 2014, the Company used $46,351 in its operations, a net loss of $52,484 was adjusted for the non-cash item of $252 in amortization expense.

During the nine months ended September 30, 2015, the Company received $36,000 in its financing activities from additional proceeds on the outstanding convertible advance made by its Chief Executive Officer and Chairman.  The Company repaid $40,000 in the same period of 2014.

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

Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 13, Revenue Recognition and FASB ASC 605-15-25, Revenue Recognition.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company did not report any revenues from inception to September 30, 2015.

Earnings Per Share

The Company has adopted ASC 260-10-50, Earnings Per Share, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at September 30, 2015 or September 30, 2014.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of July 1, 2015 through September 30, 2015, the Company did not make any issuances of its equity securities.

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

GLOBAL GREEN, INC.
(Registrant)

Dated: November 5, 2015	By: /s/ Dr. Mehran P. Ghazvini, DC
Dr. Mehran P. Ghazvini, DC
(Principal Executive Officer, Chief Financial Officer
and Principal Accounting Officer)